Form 10-Q
period 2021-06-30
DIGI INTERNATIONAL INC
filed 2021-08-06
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On August 6, 2021, there were 34,110,994 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Revenue:
Product	$68,303	$62,807	$197,831	$182,695
Service	10,776	7,531	31,695	23,407
Total revenue	79,079	70,338	229,526	206,102
Cost of sales:
Cost of product	31,477	28,759	91,747	86,937
Cost of service	3,933	3,005	10,409	9,439
Amortization	1,113	1,225	3,339	3,272
Total cost of sales	36,523	32,989	105,495	99,648
Gross profit	42,556	37,349	124,031	106,454
Operating expenses:
Sales and marketing	15,910	13,133	46,271	39,750
Research and development	12,374	10,892	34,822	32,755
General and administrative	10,153	10,378	34,701	27,724
Restructuring charge	101	91	995	129
Total operating expenses	38,538	34,494	116,789	100,358
Operating income	4,018	2,855	7,242	6,096
Other expense, net:
Interest income	3	22	4	303
Interest expense	(371)	(900)	(1,019)	(3,066)
Other expense, net	(114)	(67)	(229)	(214)
Total other expense, net	(482)	(945)	(1,244)	(2,977)
Income before income taxes	3,536	1,910	5,998	3,119
Income tax expense (benefit)	379	144	220	(859)
Net income	$3,157	$1,766	$5,778	$3,978

Net income per common share:
Basic	$0.09	$0.06	$0.18	$0.14
Diluted	$0.09	$0.06	$0.18	$0.13
Weighted average common shares:
Basic	34,057	28,972	31,443	28,772
Diluted	35,148	29,187	32,706	29,477

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$3,157	$1,766	$5,778	$3,978
Other comprehensive (loss) income:
Foreign currency translation adjustment	463	681	2,068	(1,120)
Change in net unrealized gain on investments	—	—	—	18
Less income tax expense	—	—	—	(5)
Other comprehensive income (loss)	463	681	2,068	(1,107)
Comprehensive income	$3,620	$2,447	$7,846	$2,871
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	September 30, 2020
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$146,942	$54,129
Accounts receivable, net	41,276	59,227
Inventories	47,263	51,568
Other current assets	10,833	5,134
Total current assets	246,314	170,058
Property, equipment and improvements, net	12,559	11,507
Operating lease right-of-use assets	16,342	14,334
Intangible assets, net	114,982	121,248
Goodwill	221,331	210,135
Deferred tax assets	160	389
Other non-current assets	1,363	1,011
Total assets	$613,051	$528,682
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,972
Accounts payable	18,840	28,067
Accrued compensation	11,544	9,372
Unearned revenue	13,047	7,691
Contingent consideration on acquired business	3,000	4,228
Current portion of operating lease liabilities	2,680	2,527
Other current liabilities	8,304	7,373
Total current liabilities	57,415	61,230
Income taxes payable	2,067	1,958
Deferred tax liabilities	18,662	17,171
Long-term debt	45,670	58,980
Operating lease liabilities	19,072	16,193
Other non-current liabilities	4,694	1,650
Total liabilities	147,580	157,182
Commitments and Contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 40,530,498 and 35,512,843 shares issued	405	355
Additional paid-in capital	367,253	279,741
Retained earnings	176,116	170,330
Accumulated other comprehensive loss	(21,749)	(23,817)
Treasury stock, at cost, 6,419,504 and 6,353,094 shares	(56,554)	(55,109)
Total stockholders' equity	465,471	371,500
Total liabilities and stockholders' equity	$613,051	$528,682

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2021	2020
	(in thousands)
Operating activities:
Net income	$5,778	$3,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	3,211	3,472
Amortization of intangible assets	11,989	10,687
Stock-based compensation	6,331	5,323
Deferred income tax provision	1,995	744
Loss on sale of property and equipment	65	—
Change in fair value of contingent consideration	5,772	(128)
Provision for bad debt and product returns	1,520	438
Provision for inventory obsolescence	1,200	1,467
Restructuring charge	995	129
Other	84	(37)
Changes in operating assets and liabilities (net of acquisitions)	3,144	(6,920)
Net cash provided by operating activities	42,084	19,153
Investing activities:
Acquisition of businesses, net of cash acquired	(6,312)	(136,098)
Purchase of property, equipment, improvements and certain other intangible assets	(1,645)	(693)
Net cash used in investing activities	(7,957)	(136,791)
Financing activities:
Proceeds from long-term debt	618	119,018
Payments on long-term debt	(15,625)	(40,268)
Payments for contingent consideration	(4,200)	(4,698)
Proceeds from issuance of stock, net of offering expenses	73,830	—
Proceeds from stock option plan transactions	7,024	5,063
Proceeds from employee stock purchase plan transactions	917	798
Purchases of common stock	(1,985)	(1,692)
Net cash provided by financing activities	60,579	78,221
Effect of exchange rate changes on cash and cash equivalents	(1,893)	1,710
Net increase (decrease) in cash and cash equivalents	92,813	(37,707)
Cash and cash equivalents, beginning of period	54,129	92,792
Cash and cash equivalents, end of period	$146,942	$55,085

Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	$(1,624)	$(1,202)
Contingent consideration recognized related to acquisition of business	$(5,914)	$(5,100)
Tenant improvement allowance	$(1,000)	$—
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(14)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Additional		Accum. Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances March 31, 2020	35,364	$354	6,410	$(55,563)	$274,780	$164,131	$(25,339)	$358,363
Net income	—	—	—	—	—	1,766	—	1,766
Other comprehensive loss	—	—	—	—	—	—	681	681
Employee stock purchase plan issuances	—	—	(37)	324	(41)	—	—	283
Taxes paid for net share settlement of share-based payment awards	—	—	—	(9)	—	—	—	(9)
Issuance of stock under stock award plans	41	—	—	—	339	—	—	339
Stock-based compensation expense	—	—	—	—	1,882	—	—	1,882
Balances, June 30, 2020	35,405	$354	6,373	$(55,248)	$276,960	$165,897	$(24,658)	$363,305

Balances, September 30, 2019	34,608	$346	6,367	$(54,339)	$266,567	$161,919	$(25,515)	$348,978
Net income	—	—	—	—	—	3,978	—	3,978
Other comprehensive income	—	—	—	—	—	—	857	857
Employee stock purchase plan issuances	—	—	(90)	783	15	—	—	798
Taxes paid for net share settlement of share-based payment awards	—	—	96	(1,692)	—	—	—	(1,692)
Issuance of stock under stock award plans	797	8	—	—	5,055	—	—	5,063
Stock-based compensation expense	—	—	—	—	5,323	—	—	5,323
Balances, June 30, 2020	35,405	$354	6,373	$(55,248)	$276,960	$165,897	$(24,658)	$363,305

Balances, March 31, 2021	40,442	$404	6,413	$(56,595)	$364,604	$172,951	$(22,212)	$459,152
Net income	—	—	—	—	—	3,157	—	3,157
Other comprehensive loss	—	—	—	—	—	—	463	463
Other						8		8
Employee stock purchase plan issuances	—	—	(18)	160	137	—	—	297
Taxes paid for net share settlement of share-based payment awards	—	—	6	(119)	—	—	—	(119)
Issuance of stock under stock award plans	70	1	.	—	402	—	—	403
Stock-based compensation expense	—	—	—	—	2,110	—	—	2,110
Balances, June 30, 2021	40,512	$405	6,401	$(56,554)	$367,253	$176,116	$(21,749)	$465,471

Balances, September 30, 2020	35,513	$355	6,353	$(55,109)	$279,741	$170,330	$(23,817)	$371,500
Net income	—	—	—	—	—	5,778	—	5,778
Other comprehensive loss	—	—	—	—	—	—	2,068	2,068
Issuance of common stock, net of offering expenses	4,025	40	—	—	73,790	—	—	73,830
Other						8		8
Employee stock purchase plan issuances	—	—	(61)	540	376	—	—	916
Taxes paid for net share settlement of share-based payment awards	—	—	109	(1,985)	—	—	—	(1,985)
Issuance of stock under stock award plans	974	10	—	—	7,015	—	—	7,025
Stock-based compensation expense	—	—	—	—	6,331	—	—	6,331
Balances, June 30, 2021	40,512	$405	6,401	$(56,554)	$367,253	$176,116	$(21,749)	$465,471

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

2. ACQUISITIONS
Acquisition of Haxiot, Inc.
On March 26, 2021, we acquired Haxiot, Inc. ("Haxiot"), a Dallas-based provider of low power wide area ("LPWA") wireless technology. The results of operations are now included in our third quarter of fiscal 2021 results within our IoT Products & Services segment.

The terms of the acquisition included an upfront cash payment as well as contingent consideration comprised of future earn-out payments. We funded the closing of the acquisition with $7.1 million of cash on hand. The future earn-out payments are based on Haxiot revenue performance and contractually are not to exceed $3.0 million and $5.0 million for the annual periods ending December 31, 2021 and December 31, 2022. The fair value amount of these earn-outs for the annual periods ending December 31, 2021 and December 31, 2022 are $3.0 million and $2.9 million, respectively. In the fiscal third quarter of fiscal 2021, the preliminary purchase price allocation was updated, including related determination of fair value and income tax implications. As a result, we adjusted goodwill to $8.6 million and adjusted contingent consideration to $5.9 million on our balance sheet at June 30, 2021.

For tax purposes, this acquisition is treated as a stock acquisition. The goodwill therefore is not deductible. We believe this is a complementary acquisition for us as it significantly enhances our IoT Products & Services segment by enhancing Digi's embedded systems portfolio and immediately extends the company's market reach with a complete LoRaWAN®-based solutions offering.
Costs directly related to the acquisition of $0.2 million incurred fiscal year to date 2021 have been charged to operations and are included in general and administrative expense in our condensed statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.
The following table summarizes the preliminary fair values of Haxiot assets acquired and liabilities assumed as of the acquisition date (in thousands).

Cash	$7,146
Contingent consideration	5,900
Total	$13,046

Fair value of net tangible assets acquired	$124
Identifiable intangible assets:
Customer relationships	3,900
Purchased and core technology	1,050
Trademarks	500
Deferred tax liability on identifiable intangible assets	(1,145)
Goodwill	8,617
Total	$13,046
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
The condensed consolidated balance sheet as of June 30, 2021 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.

3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$3,157	$1,766	$5,778	$3,978

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	34,057	28,972	31,443	28,772
Effect of dilutive securities:
Stock options and restricted stock units	1,091	215	1,263	705
Denominator for diluted net income per common share — adjusted weighted average shares	35,148	29,187	32,706	29,477

Net income per common share, basic	$0.09	$0.06	$0.18	$0.14
Net income per common share, diluted	$0.09	$0.06	$0.18	$0.13
For the three months ended June 30, 2021 and 2020, there were 41,540 and 2,241,860 potentially dilutive shares, respectively. For the nine months ended June 30, 2021 and 2020, there were 37,248 and 1,146,581 potentially dilutive shares, respectively. These potentially dilutive shares were related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share since the options' exercise prices were greater than the average market price of our common shares.

4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	June 30, 2021	September 30, 2020
Accounts receivable, net:
Accounts receivable	$48,596	$65,027
Less allowance for credit losses	3,681	3,778
Less reserve for future credit returns and pricing adjustments	3,639	2,022
Accounts receivable, net	$41,276	$59,227
Inventories:
Raw materials	$15,331	$14,009
Finished goods	31,932	37,559
Inventories	$47,263	$51,568

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

5. FAIR VALUE MEASUREMENTS (CONTINUED)
The following tables provide information by level for financial liabilities that are measured at fair value on a recurring basis (in thousands):

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2021	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration on acquired business	$5,900	$—	$—	$5,900
Total liabilities measured at fair value	$5,900	$—	$—	$5,900

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2020	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration on acquired business	$4,228	$—	$—	$4,228
Total liabilities measured at fair value	$4,228	$—	$—	$4,228
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
In connection with our acquisition of Haxiot, we agreed to make contingent earn-out payments, based upon certain revenue thresholds (see Note 2 to the condensed consolidated financial statements). In the fiscal third quarter of fiscal 2021, the preliminary purchase price allocation was updated, including related determination of fair value and income tax implications. As a result, we adjusted goodwill to $8.6 million and adjusted contingent consideration to $5.9 million on our balance sheet at June 30, 2021.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended June 30,			Nine months ended June 30,
	2021		2020	2021	2020
Fair value at beginning of period	$8,000		$10,379	$4,228	$5,407
Contingent consideration recognized for acquired business	—		—	8,000	5,100
Contingent consideration payments	—		(6,151)	(10,000)	(6,151)
Change in fair value of contingent consideration *	(2,100)	*	—	3,672	(128)
Fair value at end of period	$5,900		$4,228	$5,900	$4,228
* The change in fair value for the three months ended June 30, 2021, totaling ($2,100) represents an adjustment to our preliminary purchase price of Haxiot that does not impact our condensed consolidated statement of operations.
The change in fair value of contingent consideration reflects our estimates of the probabilities of achieving the relevant targets and is discounted based on our estimated discount rate. Due to the timing of the acquisition, the fair value of the contingent consideration at June 30, 2021 is based on the probability of achieving the specified revenue thresholds for Haxiot.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	June 30, 2021			September 30, 2020
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$77,624	$(59,264)	$18,360	$76,011	$(55,482)	$20,529
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	23,591	(14,806)	8,785	22,836	(13,535)	9,301
Customer relationships	129,690	(41,913)	87,777	125,500	(34,232)	91,268
Non-compete agreements	600	(540)	60	600	(450)	150
Total	$231,617	$(116,635)	$114,982	$225,059	$(103,811)	$121,248

Amortization expense was $4.1 million and $4.1 million for the three months ended June 30, 2021 and 2020, respectively, and $12.0 million and $10.7 million for the nine months ended June 30, 2021 and 2020, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2021 and the five succeeding fiscal years is (in thousands):

2021 (six months)	$7,736
2022	$14,722
2023	$12,518
2024	$11,815
2025	$8,358
2026	$8,126
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Nine months ended June 30,
	IoT Products and Services	IoT Solutions	Total
Balance on September 30, 2020	$160,365	$49,770	$210,135
Acquisition	8,617	—	8,617
Adjustment (see Note 2)	846	—	846
Foreign currency translation adjustment	882	851	1,733
Balance at June 30, 2021	$170,710	$50,621	$221,331

Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to have 2 reportable segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 9). Effective with the reorganization announcement on October 7, 2020 (see Note 14), our IoT Products & Services business is now structured to include four reporting units under the IoT Products & Services segment, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. We have four reporting units along with our IoT Solutions segment that have been tested individually for impairment.

Due to the reorganization on October 7, 2020 (see Note 14), we performed our fiscal third quarter 2021 annual impairment test by reporting unit. As a result, we tested Cellular Routers, Console Servers, OEM Solutions, Infrastructure Management and IOT Solutions units which constitute separate reporting units for purposes of the ASC 350-20-35 "Goodwill Measurement of Impairment" assessment, which were tested individually for impairment in fiscal third quarter 2021.

For our quantitative goodwill impairment tests, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, then an impairment loss must be recognized for the excess. Fair values for the five reporting units were each estimated on a standalone basis using a weighted combination of the income approach and market approach.

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
Results of our Fiscal 2021 Annual Impairment Test

As of June 30, 2021, we had a total of $32.7 million of goodwill for the Enterprise Routers reporting unit, $60.2 million of goodwill for the Console Servers reporting unit, $63.4 million of goodwill for the OEM Solutions reporting unit, $15.4 million of goodwill for the Infrastructure Mgmt. reporting unit and $49.5 million of goodwill for the IoT Solutions reporting unit. At June 30, 2021, fair value exceeded the carrying value by more than 20% for all five reporting units. Implied fair values for both reporting units were each calculated on a standalone basis using a weighted combination of the income approach and market approach. The implied fair values of each reporting unit were added together along with our unallocated assets to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the total market capitalization of $686.3 million as of June 30, 2021. This implied a range of control (deficit)/ premiums of (4.5)% to 5.4%. This range of control premiums fell below the control premiums observed in the last five years in the communications equipment industry. As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit.
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

Borrowings under the Credit Facility bear a variable interest rate of LIBOR plus an applicable margin spread from 1.25% to 3.25%. The amount of the applicable margin spread is a function of our leverage ratio and is reset monthly. In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder which is also reported in interest expense. Our weighted average interest rate at June 30, 2021 was 0.47%.
The additional debt issuance costs and remaining balance under the Prior Credit Facility totaled $2.6 million and is being amortized using the straight-line method over the term of the loan and reported in interest expense.
The Revolving Loan is due in a lump sum payment at maturity on March 15, 2026. The fair value of the Revolving Loan approximated carrying value at June 30, 2021.

7. INDEBTEDNESS (CONTINUED)
The following table is a summary of our long-term indebtedness at June 30, 2021 (in thousands):

Revolving loan	$48,118
Total loans	48,118
Less unamortized issuance costs	(2,448)
Less current maturities of long-term debt	—
Total long-term debt, net of current portion	$45,670

Covenants and Security Interest
The agreements governing the Credit Facility contain a number of covenants. Among other thing, these covenants require us to maintain a certain financial ratio (net leverage ratio and minimum fixed charge ratio). At June 30, 2021, we were in compliance with our debt covenants. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.

8. STOCKHOLDERS' EQUITY
Public Offering of Common Stock
During March 2021 we sold 4,025,000 shares of our common stock at a public offering price of $19.50 per share. The shares offered were registered pursuant to a registration statement that we filed with the Securities and Exchange Commission. We received net proceeds of $73.8 million, net of transaction expenses of $0.3 million related to the public offering. We intend to use the proceeds for working capital and general corporate purposes. We may, in the future, use the proceeds to acquire or invest in complementary businesses, products and technologies.

9. SEGMENT INFORMATION
We have two reportable segments: IoT Products & Services and IoT Solutions. Effective with the reorganization announcement on October 7, 2020 (see Note 14), our IoT Products & Services business is now structured to include four operating segments, each with a segment manager. These four operating segments include:
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

9. SEGMENT INFORMATION (CONTINUED)

The four operating segments have similar qualitative and quantitative factors which allow us to aggregate them under the IoT Products & Services reportable segment. The qualitative factors include similar nature of products and services, production process, type or class of customers and methods used to distribute the products. The quantitative factors include similar operating margins. Our CODM reviews and makes business decisions which includes a primary review of operating income but also includes gross profit. Thus, our measure of segment profit or loss used by our CODM changed. The shared general and administrative costs are now allocated to each operating segment. As a result, our disclosed measure of segment operating income has been updated for all periods presented. The change to the business segment operating income aligns with the update to how the CODM assesses performance and allocates resources for our business segments.
Summary operating results for each of our segments were (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Revenue
IoT Products & Services	$66,812	$63,472	$194,224	$184,975
IoT Solutions	12,267	6,866	35,302	21,127
Total revenue	$79,079	$70,338	$229,526	$206,102
Gross Profit
IoT Products & Services	$36,806	$33,899	$106,942	$96,010
IoT Solutions	5,750	3,450	17,089	10,444
Total gross profit	$42,556	$37,349	$124,031	$106,454
Operating Income (Loss)
IoT Products & Services	$6,101	$6,481	$11,954	$19,240
IoT Solutions	(2,083)	(3,626)	(4,712)	(13,144)
Total operating income	$4,018	$2,855	$7,242	$6,096
Depreciation and Amortization
IoT Products & Services	$3,181	$3,320	$9,390	$8,364
IoT Solutions	1,964	1,986	5,810	5,795
Total depreciation and amortization	$5,145	$5,306	$15,200	$14,159

Total expended for property, plant and equipment was (in thousands):

	Nine months ended June 30,
	2021	2020

IoT Products & Services	$1,645	$654
IoT Solutions*	—	39
Total expended for property, plant and equipment	$1,645	$693
* Excluded from this amount is $1,624 and $1,202 of transfers of inventory to property plant and equipment for subscriber assets for the nine months ended June 30, 2021 and 2020, respectively.
Total assets for each of our segments were (in thousands):

	June 30, 2021	September 30, 2020

IoT Products & Services	$385,478	$387,578
IoT Solutions	80,631	86,975
Unallocated*	146,942	54,129
Total assets	$613,051	$528,682

*Unallocated consists of cash and cash equivalents.

10. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
North America, primarily the United States	$56,965	$52,603	$167,406	$157,513
Europe, Middle East & Africa	12,543	11,027	34,769	29,428
Rest of world	9,571	6,708	27,351	19,161
Total revenue	$79,079	$70,338	$229,526	$206,102
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Transferred at a point in time	$70,333	$63,674	$203,665	$186,739
Transferred over time	8,746	6,664	25,861	19,363
Total revenue	$79,079	$70,338	$229,526	$206,102
Contract Balances
Contract Assets
Contract assets consist of subscriber assets.  These subscriber assets relate to fees in certain contracts that we charge our customers so they can begin using equipment. In these cases, we retain the ownership of the equipment that the customer uses. The total net book value of subscriber assets of $2.2 million and $2.2 million as of June 30, 2021 and September 30, 2020, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $0.5 million and $0.4 million for the three months ended June 30, 2021 and June 30, 2020, respectively and $1.4 million and $1.1 million for the nine months ended June 30, 2021 and June 30, 2020, respectively. We depreciate the cost of this equipment over its useful life (typically three years).
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
Changes in unearned revenue were (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Unearned revenue, beginning of period	$16,436	$8,702	$9,341	$5,025
Billings	9,180	5,256	37,193	24,810
Revenue recognized	(10,775)	(7,530)	(31,693)	(23,407)
Unearned revenue, end of period	$14,841	$6,428	$14,841	$6,428
Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized. This includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of

June 30, 2021, approximately $14.8 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $13.0 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize over a range of two to seven years.

11. INCOME TAXES
Our income tax expense was $0.2 million for the nine months ended June 30, 2021. Included in this expense was a net tax benefit discretely related to the nine months ended June 30, 2021 of $1.0 million. This benefit primarily was the result of excess tax benefits recognized on stock compensation.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2020	$2,600
Decreases related to:
Expiration of statute of limitations	(209)
Unrecognized tax benefits as of June 30, 2021	$2,391
The total amount of unrecognized tax benefits at June 30, 2021 that, if recognized, would affect our effective tax rate was $2.2 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.1 million over the next 12 months.

12. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	April 1	issued	made	June 30
Three months ended June 30, 2021	$923	$16	$(146)	$793
Three months ended June 30, 2020	$860	$123	$(96)	$887

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	June 30
Nine months ended June 30, 2021	$942	$205	$(354)	$793
Nine months ended June 30, 2020	$1,012	$525	$(650)	$887

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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	June 30, 2021	September 30, 2020
Assets
Operating leases	Operating lease right-of-use assets	$16,342	$14,334
Total lease assets		$16,342	$14,334

Liabilities
Operating leases	Current portion of operating lease liabilities	$2,680	$2,527
Operating leases	Operating lease liabilities	19,072	16,193
Total lease liabilities		$21,752	$18,720
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Operating lease cost	$856	$829	$2,615	$2,458
Variable lease cost	286	260	805	497
Short-term lease cost	32	73	98	127
Total lease cost	$1,174	$1,162	$3,518	$3,081
The following table presents supplemental information related to operating leases (in thousands):

	Nine months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$1,784	$1,175
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,919	$593
Non-cash tenant improvement allowance	$1,000	$—
At June 30, 2021 the weighted average remaining lease term of our operating leases was 7.0 years and the weighted average discount rate for these leases was 4.5%.

13. LEASES (CONTINUED)
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2021 (in thousands):

Fiscal year	Amount
Remainder of 2021	$1,777
2022	3,368
2023	3,144
2024	2,918
2025	2,821
2026	2,591
Thereafter	9,266
Total future undiscounted lease payments	25,885
Less imputed interest	(4,133)
Total reported lease liability	$21,752

14. RESTRUCTURING
Q1 FY2021 Restructuring
On October 7, 2020, our Board of Directors approved a reorganization of our IoT Products & Services business segment. The restructuring plan aligns the business segment's organization around product lines. Under this plan, we recorded a charge of $0.7 million for employee termination charges and eliminated 19 employment positions primarily in the U.S. during the three months ended December 31, 2020. In the second quarter of fiscal 2021 we recorded an additional $0.2 million related to this restructuring. In the third quarter of fiscal 2021 we recorded an additional $0.1 million related to this restructuring.
Below is a summary of the restructuring charges and other activity (in thousands):

Q1 2021 Restructuring
Employee Termination Costs
Balance at September 30, 2020	$—
Restructuring charge	995
Payments	(599)
Foreign currency fluctuation	(39)
Balance at June 30, 2021	$357
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

In addition to the matter discussed above, in the normal course of business, we are presently, and expect in the future to be, subject to various claims and litigation with third parties such as non-practicing intellectual property entities as well as customers, vendors and/or employees. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition.
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
The 2021 Plan authorizes the issuance of up to 1,400,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2021 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Performance stock unit awards ("PSUs") that have been granted to an executive will vest based on achievement of a cumulative adjusted earnings per share metric measured over a three-year period. Share-based compensation expenses recorded for this performance award is reevaluated at each reporting period based on the probability of achievement of the goal. The 2021 Plan is scheduled to expire on January 28, 2031. Options under the 2021 Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of RSUs and PSUs is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested restricted stock units or performance stock units, we issue new shares of stock. As of June 30, 2021, there were approximately 1,325,088 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $7.0 million and $5.1 million for the nine months ended June 30, 2021 and June 30, 2020, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax with withholding obligations otherwise occur by the employee paying cash to us for the withholding. During the nine months ended June 30, 2021 and 2020, our employees forfeited 109,516 shares and 95,997 shares, respectively, in order to satisfy respective withholding tax obligations of $2.0 million and $1.7 million.
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares to 3,425,000 that may be purchased under the plan. ESPP contributions by employees were $0.9 million for the nine months ended June 30, 2021 and $0.8 million for the nine months ended June 30, 2020. Pursuant to the ESPP, 61,302 and 90,592 common shares were issued to employees during the nine months ended June 30, 2021 and June 30, 2020, respectively. Shares are issued under the ESPP from treasury stock. As of June 30, 2021, 650,412 common shares were available for future issuances under the ESPP.

16. STOCK-BASED COMPENSATION (CONTINUED)
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Cost of sales	$98	$80	$269	$222
Sales and marketing	614	609	1,762	1,669
Research and development	259	283	762	908
General and administrative	1,132	910	3,538	2,524
Stock-based compensation before income taxes	2,110	1,882	6,331	5,323
Income tax benefit	(541)	(399)	(1,369)	(1,111)
Stock-based compensation after income taxes	$1,569	$1,483	$4,962	$4,212
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2020	3,393	$12.20
Granted	497	17.58
Exercised	(625)	11.24
Forfeited / Canceled	(142)	14.18
Balance at March 31, 2021	3,123	$13.16	3.91	$21,864

Exercisable at March 31, 2021	1,949	$11.52	2.86	$16,745
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $20.11 as of June 30, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the nine months ended June 30, 2021 was $5.4 million and during the nine months ended June 30, 2020 was $3.4 million.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Nine months ended June 30,
	2021	2020
Weighted average per option grant date fair value	$7.45	$6.18
Assumptions used for option grants:
Risk free interest rate	0.51% - 1.035%	0.44% - 1.73%
Expected term	6.00 years	6.00 years
Expected volatility	44% - 46%	42%
Weighted average volatility	44%	36%
Expected dividend yield	—	—

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
As of June 30, 2021, the total unrecognized compensation cost related to non-vested stock options was $6.8 million and the related weighted average period over which it is expected to be recognized is approximately 2.9 years.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock and performance stock units as of June 30, 2021 and changes during the nine months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2020	972	$13.20	—	$—
Granted	346	$18.65	18	$25.15
Vested	(349)	$12.74	—	$—
Canceled	(94)	$13.81	—	$—
Nonvested at March 31, 2021	875	$15.48	18	$25.15
As of June 30, 2021, the total unrecognized compensation cost related to non-vested stock units was $10.8 million. The related weighted average period over which this cost is expected to be recognized is approximately 1.6 years.

17. SUBSEQUENT EVENTS
Acquisition of Ctek, Inc.
On July 6, 2021, we acquired Ctek, Inc. ("Ctek"), a San Pedro, California-based provider that specializes in solutions for remote monitoring and industrial controls. The results of operations of Ctek will be included in our fourth quarter fiscal 2021 results within our IoT Products & Services segment.

The terms of the acquisition included an upfront cash payment as well as contingent consideration comprised of future earn-out payments. We funded the closing of the acquisition with $12.0 million of cash on hand. The future earn-out payments are based on revenue performance outlined in the terms of the purchase agreement for the annual periods ending December 31, 2021, December 31, 2022 and December 31, 2023. The cumulative amount of these earn-outs for the annual periods will not exceed $0.5 million, $1.0 million and $1.5 million, respectively. Due to the timing of the acquisition, the purchase price allocation, including related determinations of fair value and income tax implications, are in process.

For tax purposes, this acquisition is treated as a stock acquisition. The goodwill therefore is not deductible. Through the acquisition of Ctek, Digi is uniquely positioned to provide customers with both battery and hardwired options for the control and monitoring of critical infrastructure, from complex off-shore oil rig locations to localized deployments such as municipal park lighting. In addition, Ctek’s offering and existing client portfolio is set to further Digi’s reach in a rapidly expanding market.

Costs directly related to the acquisition of $0.2 million incurred in the third quarter of fiscal 2021 have been charged to operations and are included in general and administrative expense in our condensed statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.

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
On October 7, 2020, our Board of Directors approved a reorganization of our IoT Products & Services business segment. The restructuring plan aligned the business segment's organization around product lines, each with a segment manager. Under this plan, we recorded charges of $1.0 million for employee termination charges and eliminated 19 employment positions primarily in the U.S. during the first half of fiscal 2021. We have grouped our products under the following categories: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Consequently, the measure of segment operating profit used by our chief operating decision maker ("CODM") changed. As a result, our disclosed measure of segment operating income has been updated. For further detail on segment performance, see the Revenue by Segment, Cost of Goods Sold and Gross Profit by Segment and Operating Income sections of this Item 2.
In fiscal 2021, our key operating objectives include:
•continued growth of our SmartSense by Digi® business that is the base of our IoT Solutions segment;
•delivering growth within our IoT Products & Services segment through new product introductions and efforts to grow recurring revenue streams; and
•identification of strategic growth initiatives through acquisition.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the third quarter of fiscal 2021 that we feel are most important in these evaluations:
•Consolidated revenue increased $8.7 million, or 12.4% in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020.
•Gross margin increased as a percentage of revenue to 53.8% in the third quarter of fiscal 2021 as compared to 53.1% in the third quarter of fiscal 2020.
•Net income for the third fiscal quarter of 2021 was $3.2 million, or $0.09 per diluted share. Net income for the third fiscal quarter of 2020 was $1.8 million, or $0.06 per diluted share. Adjusted net income and adjusted net income per share was $8.7 million, or $0.25 per diluted share. In the third fiscal quarter of fiscal 2020, adjusted net income and adjusted net income per share was $6.6 million, or $0.23 per diluted share.
•Adjusted EBITDA for the third fiscal quarter of 2021 was $11.6 million, or 14.6% of total revenue. In the third fiscal quarter of fiscal 2020, Adjusted EBITDA was $10.5 million, or 15.0% of total revenue.

Impact of Global Events and Conditions on Our Business Results and Operations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Global Supply Chain and Freight Transportation Disruptions

Like many companies, we are experiencing disruptions in our supply chain. This has led to shortfalls in available components we need to make products and well as increased costs both to obtain components and to transport components and products. It has also lengthened the timelines for us to fulfill customer orders. The severity of the disruptions is continuously changing, meaning the impact on our ability to meet demand for particular products in a timely manner has been subject to ebb and flow. We are taking steps to attempt to mitigate the impact of the disruptions such as placing inventory demand further out into the future to secure our allocations of components, encouraging customers to place orders earlier than normal due to longer lead times and attempting (in conjunction with customers) to influence political leaders to assure components needed to make products that are essential to the health and well-being of society are prioritized to our customer’s needs by suppliers. At present the ongoing duration and severity of these disruptions we are unable to predict as is the ultimate impact on our business and financial results, which could be material.

Ongoing Covid-19 Pandemic Impacts

The ongoing pandemic and related global economic volatility continues to create significant uncertainty regarding the nearer term outlook for the markets where we provide products and services. While the rollout of vaccines is well underway in many parts of the world, the pandemic (including the recent spread of more contagious variants of the virus) and related economic volatility it has caused still represents a fluid situation that presents a wide and changing range of potential impacts on our own business and those of our customers, vendors and other business partners. As our products and services serve companies across a broad range of industries, in some instances demand has increased or appears to be returning to levels associated with pre-pandemic conditions while others continue to be depressed. At present, the duration, severity and impact of the pandemic in various locations globally as well as the impacts of related economic volatility remain unclear.

During fiscal 2020, we took steps to lower our operating expenses as a result of the pandemic and related economic volatility. We continue to monitor the impacts of COVID-19 on our operations closely. As conditions change we could take steps to increase or decrease expenses as we believe circumstances warrant. Since the start of the pandemic there have not been any material adverse changes to our assets on our balance sheet and, at present, we do not expect there to be material adverse changes. During the nine months of fiscal 2021, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and determined there to be no material impact at that time. We also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business related items. No significant changes to these reserves have been made.

We also have taken a range of actions with respect to how we operate to assure we comply with government restrictions and guidelines as well as other practices to protect the health and well-being of our employees and our ability to continue operating our business effectively. To date, we have been able to operate our business using these measures and to maintain effectively all internal controls as documented and posted. We also have not experienced challenges in maintaining business continuity and do not expect to incur material expenditures to do so. However, the impacts of the pandemic and efforts to mitigate the same remain fluid and it remains possible that challenges may arise in the future.

Recent Events Impacting Third Quarter Results

Acquisition of Haxiot, Inc.
On March 26, 2021, we acquired Haxiot, Inc. ("Haxiot") a Dallas-based provider of low power wide area ("LPWA") wireless technology. We funded the closing of the acquisition with $7.1 million cash on hand. In fiscal third quarter, the purchase price allocation was recorded , including related determinations of fair value and income tax implications. as a result, we recorded $8.6 million of goodwill and adjusted the contingent consideration to $5.9 million on our balance sheet. The results of operations are now included in our third quarter fiscal 2021 results within our IoT Products & Services segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2021		2020		(decr.)	2021		2020		(decr.)
Revenue	$79,079	100.0%	$70,338	100.0%	12.4%	$229,526	100.0%	$206,102	100.0%	11.4%
Cost of sales	36,523	46.2	32,989	46.9	10.7	105,495	46.0	99,648	48.3	5.9
Gross profit	42,556	53.8	37,349	53	13.9	124,031	54.0	106,454	51.7	16.5
Operating expenses	38,538	48.7	34,494	49.0	11.7	116,789	50.9	100,358	48.7	16.4
Operating income	4,018	5.0	2,855	4.1	40.7	7,242	3.2	6,096	3.0	(18.8)
Other expense, net	(482)	(0.6)	(945)	(1.3)	NM	(1,244)	(0.5)	(2,977)	(1.4)	NM
Income before income taxes	3,536	4.5	1,910	2.7	85.1	5,998	2.6	3,119	1.5	(92.3)
Income tax expense (benefit)	379	0.5	144	0.2	NM	220	0.1	(859)	(0.4)	NM
Net income	$3,157	4.0%	$1,766	2.5%	78.8%	$5,778	2.5%	$3,978	1.9%	45.2%

REVENUE BY SEGMENT

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2021		2020		(decr.)	2021		2020		(decr.)
Revenue
IoT Products & Services	$66,812	84.5	$63,472	90.2	5.3	$194,224	84.6%	$184,975	89.7%	5.0
IoT Solutions	12,267	15.5	6,866	9.8	78.7	35,302	15.4	21,127	10.3	67.1
Total revenue	$79,079	100.0	$70,338	100.0	12.4	$229,526	100.0%	$206,102	100.0%	11.4
IoT Products & Services
IoT Products & Services revenue increased 5.3% for the three months ended June 30, 2021 as compared to the same period in the prior fiscal year. This primarily was a result of:
•increased sales of our console servers primarily due revenue from our acquisition of Opengear in December 2019; and
•increased sales within our embedded portfolio attributable to demand from a specific medical device customer
This increase partially offset by:
•decreased sales of our cellular routers,
IoT Products & Services revenue increased 5.0% for the nine months ended June 30, 2021 as compared to the same period in the prior fiscal year. This primarily was a result of:
•increased sales of our console servers primarily due to incremental revenue from our acquisition of Opengear in December 2019; and
•increased revenue from embedded and Xbee® products.
This increase partially was offset by:
•decreased sales of our cellular routers in the government transit sector primarily related to an existing customer in the prior year that was not repeated this year.
IoT Solutions
IoT Solutions revenue increased 78.6% and 67.1% for the three and nine months ended June 30, 2021, respectively, as compared to the same periods in the prior fiscal year. This primarily was a result of:
•new hardware installations with new and existing customers; and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•increased recurring revenue from our subscription services as we service nearly 79,000 sites as of June 30, 2021, compared to nearly 69,000 sites as of June 30, 2020.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT

	Three months ended June 30,				Basis point	Nine months ended June 30,				Basis point
($ in thousands)	2021		2020		inc. (decr.)	2021		2020		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$30,006	44.9%	$29,573	46.6%	(170)	$87,282	44.9%	$88,965	48.1%	(320)
IoT Solutions	6,517	53.1%	3,416	49.8%	330	18,213	51.6%	10,683	50.6%	100
Total cost of goods sold	$36,523	46.2%	$32,989	46.9%	(70)	$105,495	46.0%	$99,648	48.3%	(230)

	Three months ended June 30,				Basis point	Nine months ended June 30,				Basis point
($ in thousands)	2021		2020		inc. (decr.)	2021		2020		inc. (decr.)
IoT Products & Services revenue	$66,812		$63,472			$194,224		$184,975
IoT Solutions revenue	12,267		6,866			35,302		21,127
Total revenue	79,079		70,338			229,526		206,102
Gross Profit
IoT Products & Services	36,807	55.1%	33,899	53.4%	170	106,942	55.1%	96,010	51.9%	320
IoT Solutions	5,749	46.9%	3,450	50.2%	(330)	17,089	48.4%	10,444	49.4%	(100)
Total gross profit	$42,556	53.8%	$37,349	53.1%	70	$124,031	54.0%	$106,454	51.7%	230
IoT Product & Services
IoT Products & Services gross profit margin increased 170 basis points for the three months ended June 30, 2021 as compared to the same period in the prior fiscal year. This increase primarily was a result of:
•favorable product and customer mix within and among our console server, cellular router, embedded and Xbee® products.
This increase partially offset by:
•increased material and overhead expenses associated with the production and distribution of our products as a result of global supply chain challenges.
IoT Products & Services gross profit margin increased 320 basis points for the nine months ended June 30, 2021 as compared to the same period in the prior fiscal year. This increase primarily was a result of:
•incremental gross profit from our console servers due to the Opengear acquisition in December 2019; and
•favorable product mix within our cellular router, embedded, Xbee® and infrastructure management products

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
IoT Solutions
The IoT Solutions gross profit margin decreased (330) basis points for the three months ended June 30, 2021 as compared to the same periods in the prior fiscal year. This increase primarily was a result of:
•increased one time, product revenue, which typically has lower gross margin; and
•increased material and overhead expenses associated with the production and distribution of our products as a result of global supply challenges.
The IoT Solutions gross profit margin decreased (100) basis points for the nine months ended June 30, 2021 as compared to the same period in the prior fiscal year. This decrease primarily was a result of:
•increased material and overhead expenses associated with the production and distribution of our products as a result of global supply challenges.
OPERATING EXPENSES
Below is our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended June 30,				$	%	Nine months ended June 30,				$	%
($ in thousands)	2021		2020		incr. (decr.)	incr. (decr.)	2021		2020		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$15,910	20.1%	$13,133	18.7%	$2,777	21.1	$46,271	20.2%	$39,750	19.3%	$6,521	16.4
Research and development	12,374	15.6%	10,892	15.5%	1,482	13.6	34,822	15.2%	32,755	15.9%	2,067	6.3
General and administrative	10,153	12.8%	10,378	14.8%	(225)	(2.2)	34,701	15.1%	27,724	13.5%	6,977	25.2
Restructuring charge	101	0.1%	91	—%	10	NM	995	0.4%	129	0.1%	866	NM
Total operating expenses	$38,538	48.7%	$34,494	49.0%	$4,044	11.7	$116,789	50.9%	$100,358	48.7%	$16,431	16.4
NM means not meaningful
The $4.0 million increase in operating expenses in the third quarter of fiscal 2021 from the third quarter of fiscal 2020 primarily was the result of:
•an increase of $3.1 million in compensation related expenses primarily related to additional bonus and commission expense due to increased company performance; and
•other increases primarily related bad debt expense and outside services.
The $16.4 million increase in fiscal year-to-date operating expenses for the nine months ending June 30, 2021, when compared to the same period in the prior fiscal year was the result of:
•an increase of $5.9 million in earn-out expenses primarily as a result of revenue from Opengear exceeding our previous estimate; and
•an increase of $8.4 million in compensation expenses primarily related to incremental salaries from the Opengear acquisition in December 2019, and
•other increases primarily related to incremental expenses due to the Opengear acquisition in December 2019, restructuring charges, bad debt expense and outside services.
This increase partially was offset by:
•a decrease of $1.7 million in M&A expense; and
•a decrease of $1.9 million in travel related expenses as events and travel were restricted due to the pandemic.
OPERATING INCOME

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Operating income was $4.0 million for the three months ended June 30, 2021, compared to $2.9 million for three months ended June 30, 2020. Operating income was $7.2 million for the nine months ending June 30, 2021, compared to $6.1 million for the nine months ending June 30, 2020.
IoT Product & Services provided operating income of $6.1 million for the three months ended June 30,2021 compared to $4.8 million for the three months ended June 30, 2020, an increase of $1.3 million, or 27.4%. IoT Product & Services provided operating income of $4.7 million for the nine months ending June 30, 2021 compared to $14.5 million for the nine months ending June 30, 2020, a decrease of $9.8 million, or 67.3%. Drivers for the changes e in operating income for both the quarter and year-to-date periods are described above in the revenue, gross profit and operating expenses details.
IoT Solutions had an operating loss of $2.1 million for the three months ended June 30, 2021 compared to an operating loss of $1.9 million for the three months ended June 30, 2020, a decrease of $0.2 million, or 7.8%. IoT Solutions had operating income of $2.5 million for the nine months ending June 30, 2021 compared to an operating loss of $8.4 million for the nine months ending June 30, 2020, an improvement of $10.9 million, or 129.8%. Drivers for the improvement in operating loss are described above in the revenue, gross profit and operating expenses details.
OTHER EXPENSE, NET

	Three months ended June 30,				$	%	Nine months ended June 30,				$	%
($ in thousands)	2021		2020		incr. (decr.)	incr. (decr.)	2021		2020		incr. (decr.)	incr. (decr.)
Other expense, net
Interest income	$3	—%	$22	—%	$(19)	(86.4)	$4	—%	$303	0.1%	$(299)	(98.7)
Interest expense	(371)	(0.5)%	(900)	(1.3)%	529	NM	(1,019)	(0.4)%	(3,066)	(1.5)%	2,047	(66.8)
Other expense, net	(114)	(0.1)%	(67)	(0.1)%	(47)	70.1	(229)	(0.1)%	(214)	(0.1)%	(15)	7.0
Total other expense, net	$(482)	(0.6)%	$(945)	(1.3)%	$463	NM	$(1,244)	(0.5)%	$(2,977)	(1.4)%	$1,733	NM
NM means not meaningful
Other expense, net, improved $0.5 million and $1.7 million for the three and nine months periods ended June 30, 2021, respectively, as compared to the same periods in the prior fiscal year. The improvement was primarily due to the decrease interest expense as we paid down our term loan and paid off our revolving loan under the prior Credit Facility and subsequently in March 2021, refinanced the balance of our term loan with a revolving loan. (see Note 7 to the condensed consolidated financial statements).
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
include these items. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. In addition, certain of our stockholders have expressed an interest in seeing financial performance measures exclusive of the impact of these matters, which while important, are not central to the core operations of our business. Management believes that Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, acquisition-related expenses, restructuring charges and reversals, and changes in fair value of contingent consideration is useful to investors to evaluate the Company's core operating results and financial performance because it excludes items that are significant non-cash or non-recurring items reflected in the condensed consolidated ctatements of cperations. We believe that the presentation of Adjusted EBITDA as a percentage of revenue is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:

Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended June 30,				Nine months ended June 30,
	2021		2020		2021		2020
		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$79,079	100.0%	$70,338	100.0%	$229,526	100.0%	$206,102	100.0%

Net income	$3,157		$1,766		$5,778		$3,978
Interest expense, net	368		878		1,015		2,763
Income tax expense (benefit)	379		144		220		(859)
Depreciation and amortization	5,148		5,306		15,200		14,159
Stock-based compensation	2,110		1,882		6,331		5,323
Changes in fair value of contingent consideration	—		—		5,772		—
Restructuring charge	101		91		995		129
Acquisition expense	313		463		937		2,618
Adjusted EBITDA(1)	$11,576	14.6%	$10,530	15.0%	$36,248	15.8%	$28,111	13.6%
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
(In thousands, except per share amounts)

	Three months ended June 30,				Nine months ended June 30,
	2021		2020		2021		2020
Net income and net income per diluted share	$3,157	$0.09	$1,766	$0.06	$5,778	$0.18	$3,978	$0.13
Amortization	4,101	0.12	4,123	0.14	11,989	0.37	10,687	0.36
Stock-based compensation	2,110	0.06	1,882	0.06	6,331	0.19	5,323	0.18
Other non-operating expense	114	—	67	—	229	0.01	214	0.01
Acquisition expense	313	0.01	463	0.02	937	0.03	2,618	0.09
Changes in fair value of contingent consideration	—	—	—	—	5,772	0.18	(128)	—
Restructuring charge	101	—	91	—	995	0.03	129	—
Interest expense related to acquisition	378	0.01	907	0.03	1,028	0.03	3,032	0.10
Tax effect from the above adjustments (1)	(1,026)	(0.03)	(2,660)	(0.09)	(4,494)	(0.14)	(5,391)	(0.18)
Discrete tax benefits (2)	(512)	(0.01)	(66)	—	(764)	(0.02)	(1,127)	(0.04)
Adjusted net income and adjusted net income per diluted share (3)	$8,736	$0.25	$6,573	$0.23	$27,801	$0.85	$19,335	$0.66
Diluted weighted average common shares		35,148		29,187		32,706		29,477
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2021 and 20.2% for fiscal 2020 based on adjusted net income.
(2)For the three and nine months ended June 30, 2021, discrete tax benefits primarily are a result of excess tax benefits recognized on stock compensation. For the three months ended June 30, 2020, discrete tax benefits were primarily a result of excess tax benefits on stock compensation. For the nine months ended June 30, 2020, discrete tax benefits were primarily a result of excess tax benefits on stock compensation and an adjustment of our state deferred tax rate due to the Opengear acquisition.
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
On March 15, 2021, we entered into an amended and restated credit agreement consisting of a $200 million revolving loan. The $47.5 million term loan outstanding from the prior credit agreement was replaced by this new revolving loan along with additional proceeds of $0.6 million for a total of $48.1 million at June 30, 2021. As of June 30, 2021, $151.9 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. During the first quarter of fiscal 2021, we repaid the final $15 million of the Revolving Loan under the prior credit agreement. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 7 to our condensed consolidated financial statements. Additionally, during the second quarter of fiscal 2021 we sold 4,0258,000 shares of our common stock and received net proceeds of $73.8 million.
We expect positive cash flows from operations for the foreseeable future. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. As follows, our condensed consolidated statements of cash flows for the nine months ended June 30, 2021 and 2020 is summarized:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Nine months ended June 30,
($ in thousands)	2021	2020
Operating activities	$42,084	$19,153
Investing activities	(7,957)	(136,791)
Financing activities	60,579	78,221
Effect of exchange rate changes on cash and cash equivalents	(1,893)	1,710
Net increase (decrease) in cash and cash equivalents	$92,813	$(37,707)
Cash flows from operating activities increased $22.9 million primarily as a result of:
•increased changes in operating assets and liabilities (net of acquisitions) of $2.4 million. This primarily was due to a decrease in accounts receivable due to ramped up collections in the current fiscal year in addition to increased accounts receivable in the prior fiscal year; and
•a decrease in net income of $1.9 million and non-cash adjustments of $18.1 million. These non-cash adjustments include an accrual for additional earn-out provision and increase depreciation and amortization.
Cash flows from investing activities increased $125.8 million primarily as a result of:
•an increase of $136.1 million related to the purchase of Opengear in the prior fiscal year,
•a partial offset to this decrease was $2.7 million related to the purchase of Haxiot in the current fiscal year and an additional $1.0 million related to purchases of property, equipment, and facilities improvements compared to the prior fiscal year.
Cash flows from financing activities decreased $17.6 million primarily as a result of:
•a decrease of $118.4 million related to proceeds of $119.0 million long-term debt from the Revolving Loan and Term Loan in the prior fiscal year partially offset by proceeds of $0.6 million from the Revolving Loan in the current fiscal year (see Note 7 to the condensed consolidated financial statements);
•a reduction of $24.5 million related to payments on long-term debt;
•an increase of $0.5 million related to the financing portion of acquisition earn-out payments for the Opengear acquisition; and
•a partial offset to these decreases was an increase of $73.8 million due to the proceeds from issuance of common stock (see Note 8 to the condensed consolidated financial statements) and a $1.8 million increase in proceeds from stock award plans.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at June 30, 2021:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$25,471	$2,750	$6,571	$5,589	$10,561
Contingent consideration	$5,900	$3,000	$2,900	$—	$—
Revolving loan	$48,118	$—	$—	$48,118	$—
Interest on long-term debt	$4,508	$949	$2,847	$712	$—
Total	$83,997	$6,699	$12,318	$54,419	$10,561
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.5 million as of June 30, 2021. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
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
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of June 30, 2021, we had $48.1 million outstanding under our Revolving Loan. Borrowings under the Credit Facility bear a variable interest rate of LIBOR plus an applicable margin spread from 1.25% to 3.25%. The amount of the applicable margin spread is a function of our leverage ratio and is reset monthly. Based on the balance sheet position for the Revolving Loan at June 30, 2021, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.1 million. For additional information, see Note 7 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant.
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
A 10% change in the average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar during the first nine months of fiscal 2021 would have resulted in a 0.7% increase or decrease in stockholders' equity due to foreign currency translation.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of fiscal 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2021 - April 30, 2021	9	$23.00	—	$—
May 1, 2021 - May 31, 2021	6,919	$17.54	—	$—
June 1, 2021 - June 30, 2021	—	$—	—	$—
	6,928	$17.24	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.		Description	Method of Filing
1	(a)	Purchase Agreement dated as of March 3, 2021 by and between the Company and Piper Sandler & Co., as representative of the several underwriters named in Schedule I thereto (1)	Incorporated by Reference

3	(a)	Restated Certificate of Incorporation of the Company, as amended (2)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (3)	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101		The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2021, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.	Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2021 is formatted in iXBRL (included in Exhibit 101).
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

DIGI INTERNATIONAL INC.
Date:	August 6, 2021	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)