Form 10-K
period 2021-09-30
DIGI INTERNATIONAL INC
filed 2021-11-24
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently competed second fiscal quarter was $632,366,875 based on a closing price of $18.99 per common share as reported on the Nasdaq Global Select Market. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
Shares of common stock outstanding as of November 19, 2021: 34,405,201
DOCUMENTS INCORPORATED BY REFERENCE
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
Our IoT Solutions segment primarily consists of our SmartSense by Digi® business. SmartSense offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on the following vertical markets: food service, healthcare (primarily pharmacies and hospitals) and supply chain. We initially formed, expanded and enhanced our SmartSense by Digi business through four acquisitions.
Following the conclusion of our fiscal 2021, we acquired Ventus Holdings in November 2021. Ventus makes us a leader in the provision of Managed Network-as-a-Service ("MNaaS") solutions that simplify the complexity of enterprise wide area network ("WAN") connectivity for our customers. Ventus’s portfolio includes cellular wireless and fixed line WAN solutions for an array of connectivity applications in banking, healthcare, retail, gaming, hospitality and other sectors. We are analyzing the business segment placement of Ventus's business. At present, we expect it will be included in our IoT Solutions segment, but a final determination is still pending.
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
Ongoing Impacts of COVID-19
The ongoing pandemic continues to create significant uncertainty regarding the nearer term outlook for our operations and the markets where we provide products and services. While the rollout of vaccines is well underway in many parts of the world, the pandemic (including the recent spread of more contagious variants of the virus) and related economic volatility it has caused still represents a fluid situation that presents a wide and changing range of potential impacts on our own business and those of our customers, vendors and other business partners.
We continue to take a range of actions to assure we comply with government restrictions and guidelines as well as strong practices to protect the health and well-being of our employees and our ability to continue operating our business effectively. To date, we have been able to operate our business effectively using these measures and to maintain all internal controls as documented and posted. For example, we have successfully operated in a remote environment to prioritize employee safety without adversely impacting our day-to-day operations. We also have not experienced challenges in maintaining the continuity of our day-to-day business operations and do not expect to incur material expenditures to do so. We continue to monitor travel restrictions, and border closures closely so we are positioned to mitigate the negative impacts of any future restrictions or closures. We also continue to monitor government restrictions, mask mandates, and vaccine mandates in the locations where we have operations. Since the start of the pandemic there have not been any material changes to our assets on our balance sheet and, at present, we do not expect there to be material adverse changes. During fiscal 2021, we reviewed the potential impacts of the COVID-19 pandemic on goodwill and intangible assets and determined there to be no material impact at that time . We also reviewed the potential impacts on future risks to the business as it relates to collections, returns and other business related items. No significant changes to these reserves have been made.
Supply Chain Disruptions
Like many companies, we are experiencing disruptions in our supply chain for a variety of reasons, including the COVID-19 pandemic, container ship backlogs, energy shortages in certain parts of the world, and components and material shortages. This has led to shortfalls in available components we need to make products as well as increased costs both to obtain components and to transport components and products. It has also lengthened the timelines for us to fulfill customer orders. The severity of the disruptions is changing continuously, meaning the impact on our ability to meet demand for particular products in a timely manner has been subject to ebb and flow. In some instances, these disruptions have been material and it is possible more material disruptions will occur. We are taking steps to attempt to mitigate the impact of the disruptions such as placing inventory demand further out into the future to secure our allocations of components, negotiating and engaging with suppliers to reserve components, encouraging customers to place orders earlier than normal due to longer lead times and attempting (in conjunction with customers) to influence political leaders to assure components needed to make products that are essential to the health and well-being of society are prioritized to our customer’s needs by suppliers. Some of our suppliers are also experiencing supply chain disruptions which in turn has, and may continue to, disrupt our operations. At present the ongoing duration and severity of these disruptions is not known. As such, we are unable to predict the ultimate impact of these disruptions on our business and financial results, which could be material.
Industry and Marketplace Conditions
We believe the IoT industry is in the midst of a multi-year expansion as many industries are undergoing a digital transformation within their business that drives demand for IoT capabilities across a broad spectrum of services. Among others, IoT use cases include automating workflows, condition-based monitoring and asset tracking.
Our IoT Products & Services segment represented the significant majority of our sales in fiscal 2021. This segment sells both wired and wireless products that are either embedded into the products of OEMs or as stand-alone products. These offerings allow our customers to connect a wide range of assets to networks. This segment grew during fiscal 2021, led by increases in our embedded and console servers revenues. The segment includes some products that are in the mature phase of their life cycle and have been experiencing sales declines for several years. We manage this segment with more focus on profitability and more modest revenue growth expectations relative to our IoT Solutions segment.
Our IoT Solutions segment grew significantly in fiscal 2021 primarily because of increased demand for our SmartSense by Digi offerings. In large part, the increased demand arose because for much of fiscal 2020 some customers in our target markets for these offerings paused new or expanded operating initiatives due to significant uncertainty caused by the onset of the ongoing pandemic. During fiscal 2021 we added approximately 11,000 new sites that use our SmartSense monitoring services and now monitor in excess of 80,000 locations. Ventus presently serves over 170,000 sites. We manage this segment with more focus on revenue growth with more modest profitability growth relative to our IoT Product & Services segment.
On November 2, 2021 we announced our acquisition of Ventus Holdings. This acquisition makes us a market leader in the provision of MNaaS solutions that simplify the complexity of enterprise WAN connectivity for an array of connectivity applications in banking, healthcare, retail, gaming, hospitality and other sectors. Ventus presently serves over 170,000 sites. We are in the process of confirming the segment reporting for this business, but presently expect it will be included in our IoT Solutions segment.
While we expect an ongoing long-term trend of marketplace growth, each of our business segments is susceptible to downturns either because of general macro-economic conditions, the continued development of technology that can make products less competitive or even obsolete and uncertainty or changes in regulatory environments. Given the current uncertainty in macro-economic conditions initiated by the ongoing pandemic, including, but not limited to, ongoing supply chain disruptions globally and the uncertain status of large project-based customer deployment opportunities, our results during fiscal 2022 may be inconsistent.

Strategy
We remain focused on taking steps that we believe will deliver consistent, long-term growth with higher levels of profitability. Over the last six years, acquisitions have helped significantly advance our strategy for growth and profitability, in both business segments. Over time we expect to continue to be active in making further acquisitions.
IoT Products & Services Segment
Our IoT Products & Services segment is being managed so our product management and sales personnel are aligned along specific product lines to bring greater market focus and potential growth to the product lines. We also continue to drive efforts to pair our hardware offerings with our Digi Remote Manager® device management platform as well as other support services. These bundled offerings allow customers to monitor and manage the performance of our hardware remotely. During fiscal 2021 we made two acquisitions in this segment designated to improve our market position and enhance our path to recurring revenue.
On March 26, 2021, we acquired Haxiot, Inc. ("Haxiot"), a Dallas-based provider of low power wide area ("LPWA") wireless technology. This acquisition enhanced our IoT Products & Services segment by enhancing Digi's embedded systems portfolio and immediately extending the company's market reach with a complete LoRaWAN®-based solutions offering.
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
IoT Solutions Segment
Our IoT Solutions segment is being managed primarily for revenue growth. This segment was formed through four acquisitions. Since the last acquisition in October 2017, it has grown through sales growth. While this segment still represents a modest overall portion of total revenues, we have high organic growth expectations and we will continue to explore added scale through acquisitions.
SmartSense by Digi helps customers monitor temperature and other conditions important to preserve the quality of perishable or other sensitive inventories and tracks the completion of employee tasks. Our efforts have created a market-leading, high-growth hardware enabled service business with a significant recurring revenue base. At present, this marketplace primarily is served by smaller companies that lack the infrastructure to provide hardware-enabled implementation services to customers in as effective and efficient a manner as we are able to do because of our long-standing history as an IoT hardware provider.
As of September 30, 2021, SmartSense by Digi served nearly 81,000 customer sites for many leading brands in the following vertical markets: food service, healthcare (primarily pharmacies) and supply chain. We entered these markets aggressively as they share similar needs for continuous monitoring and asset tracking for compliance and regulatory purposes. We believe these markets comprise a large addressable market with low customer penetration.
Recent Acquisition of Ventus Holdings
On November 2, 2021 we announced our acquisition of Ventus Holdings. This acquisition makes a us a leader MNaaS solutions that simplify the complexity of enterprise WAN connectivity for an array of applications in banking, healthcare, retail, gaming, hospitality and other sectors. Ventus presently provides services to over 170,000 sites. We are in the process of confirming the segment reporting for this business, but presently expect it will be included in our IoT Solutions segment.
Acquisitions and Dispositions
Acquisitions
In addition to our fiscal 2021 acquisitions of Haxiot and Ctek and our recent acquisition of Ventus disclosed above, we have made the following acquisitions from fiscal 2016 through fiscal 2020.

We completed the following four acquisitions that served as the basis for our SmartSense by Digi business and our IoT Solutions Segment:
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
We also completed the following two acquisitions that augmented product offerings in our IoT Products & Services segment:
In January 2018, we acquired Tampa-based Accelerated Concepts, Inc. ("Accelerated"), a provider of secure, enterprise-grade, cellular (LTE) networking equipment and backup connectivity applications. This acquisition expanded our IoT Products & Services segment by enhancing our existing cellular product lines and extended our market reach with a line of commercial routers and network appliance products.
In December 2019, we acquired New Jersey-based Opengear, Inc. ("Opengear"), a provider of secure IT infrastructure products and software. This acquisition provides products that are complementary to our IoT Products & Services segment.
Sales Channels
A significant portion of our IoT Products & Services segment sales are made through a global network of distributors, systems integrators and value added resellers ("VARs"). These third parties accounted for 47.0%, 37.5% and 46.1% of our total consolidated revenue in fiscal 2021, 2020 and 2019, respectively. Our IoT Solutions segment historically has not sold through these channels. We also complete sales of both IoT Products & Services and IoT Solutions through our own dedicated sales organization to OEMs, large enterprise customers and other end user customers which accounted for 53.0%, 62.5% and 53.9% of our total consolidated revenue in fiscal 2021, 2020 and 2019, respectively.
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
No single customer comprised more than 10% of our consolidated revenue for any of the years ended September 30, 2021, 2020 or 2019.

Competition
We compete primarily in the communications technology industry. This industry is characterized by rapid technological advances and evolving industry standards. This market can be affected significantly by new product introductions and marketing activities of industry participants. It is possible new market entrants could market and sell disruptive technologies that impact one or more of our product or service offerings. In addition, we may compete with other companies to acquire new businesses or technologies and the competition to secure such assets may be intense. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, quality and reliability, product development capabilities, price and availability. While no competitor offers a comparable range of products and services, various companies do compete with us with respect to one or more of our products or solutions. With respect to many of our product and service offerings, we face competition from companies who dedicate more resources and attention to that particular offering than we are able to do given the breadth of our business. As the marketplace for IoT connectivity products and solutions continues to grow, we expect to encounter increased competition. Some of these competitors may have access to significantly more financial and technical resources than we possess.
Manufacturing Operations
We outsource our manufacturing operations to certain contract manufacturers, which are located primarily in Thailand, China, Mexico and Taiwan. We rely on third party foundries or companies who rely on third party foundries for our semiconductor devices that are Application Specific Integrated Circuits ("ASICs"). We also outsource printed circuit board production. By outsourcing our operations to these manufacturers, we can leverage the manufacturing strength of our vendors, which allows us to focus on new product introductions. In addition, it allows us to reduce our fixed costs, maintain production flexibility and optimize our profits.
Our products are manufactured to our designs with standard and custom components. Most of the components are available from multiple vendors. We have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. As disclosed elsewhere, our manufacturing operations, like those of other companies, are dependent on relationship s with these suppliers who are also experiencing supply chain disruptions. If these suppliers are unable to provide a timely and reliable supply of components, we could experience manufacturing delays that could adversely affect our consolidated results of operations in a material way.
In addition, since the onset of the global pandemic there has been increased attention focused on actions of the Chinese government with respect to a wide range of businesses in that country. It is possible that changes in government policy in China could also disrupt the supply of components or end products we produce.
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
We have established common law and registered trademark rights on a family of marks for a number of our products. Our IoT Products & Services primarily are sold under the Digi®, Rabbit®, Digi XBee®, and OpenGear® brands. We believe that the Digi®and Rabbit® brands have established strong identities with our targeted customer base and our customers associate the Digi® brand with "reliability" and the Rabbit® brand with "ease of integration." We believe that our customers associate Digi XBee® with "ease of use." Many of our customers choose us because they are building a very complex system solution and they want the highest level in product reliability and ease of integration and use. Our IoT Solutions are offered under the Ventus and SmartSense by Digi® brands.
Our patents are applicable to specific technologies and are valid for varying periods of time based on the date of patent application or patent grant in the U.S. and the legal term of patents in the various foreign countries where patent protection is obtained. We believe our intellectual property has significant value and is an important factor in the marketing of our company and products.
HUMAN CAPITAL RESOURCES
Digi International’s workforce consists of approximately 659 employees globally as of September 30, 2021. We consider our relationship with our employees to be good.
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
We are committed to promoting and cultivating an inclusive, diverse culture that welcomes and celebrates everyone without bias. In addition, we actively engage within our communities to foster and attain social equity.
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
•Cellular routers that help enterprise, government and OEM customers with their mission-critical wireless connectivity needs in challenging environments.
•Cellular modules that help OEM customers embed cellular communications abilities into their products so they can deploy and manage intelligent and secure cellular connected products. These modules help OEMs to get their products to market faster and with lower development costs and risks so they can focus on their core competencies instead of on wireless connectivity design.
•Console servers that can be managed by software to provide secure, remote access to network equipment in data centers and at edge locations. These products primarily are used by IT organizations in large enterprises to maximize the availability of services to their customers and employees, and provide business continuity in the event of a network failure. This technology improves efficiency and reduces the risk of costly outages.

Radio-Frequency (“RF”) Products – These products which are marketed primarily under the Digi XBee® brand include embedded wireless modules as well as off-the-shelf gateways, modems and adapters. They are used by customers across a broad range of industries. These products offer a wide selection of both standards-based and proprietary wireless protocols including Zigbee, Cellular, Sub-1 GHz, LPWA, WiFi and Bluetooth to meet diverse application requirements of customers.
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
Infrastructure Management Products – These products include serial and Universal Serial Bus ("USB") solutions. Our serial servers (also known as device servers and terminal servers) provide secure and reliable serial port-to-Ethernet integration of most devices into wired Ethernet networks. This means that they are capable of converting data received over TCP/IP networks such as the internet and back; thereby eliminating the need for each device to have a physical connection to a computer. We also offer multiple USB solutions whose primary functions are to connect multiple USB devices, allowing them to work over a wired or wireless network without each device needing to plug into its own host computer. These products also include battery and hardwired options for the control and monitoring of critical infrastructure.
Services
Digi Remote Manager® - Digi Remote Manager® is a recurring revenue cloud-based service that provides a secure environment for customers to manage their connected device deployment. This service allows customers to activate, monitor and diagnose a large number of mission-critical devices from a single point of command. Through a "single pane of glass," network managers can edit configurations, update firmware, and schedule and automate tasks from their desktop, tablet or phone.
Lighthouse Management Software - Lighthouse is a recurring revenue cloud-based service that provides a secure environment for customers to manage their network devices by providing secure access to remote networks regardless of how they are connected or how a user interacts with the system. Designed with security, scalability and automation in mind, Lighthouse allows engineers to control every aspect of their network through a central hub.
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

IoT Solutions Segment
SmartSense by Digi® - Our SmartSense by Digi® is an end-to-end, cost-effective system that uses sensors, gateways and cloud based applications to enable customers in food service (e.g. super markets, schools and restaurants), healthcare (primarily pharmacies and hospitals) and transportation/logistics to: (i) monitor wirelessly the temperature of food and other perishable or sensitive goods, (ii) monitor facilities or pharmacies by tracking the completion of operating tasks by employees, and (iii) have visibility in the supply chain to product temperature through an end-to-end system for quality control and incident management. Typically, customers receive hardware up-front, including gateways and sensors, and pay for an annual subscription for monitoring sensor data.
Recent Acquistion of Ventus Holdings
We announced our acquisition of Ventus Holdings on November 2, 2021. This acquisition makes us a leader in the provision MNaaS solutions that simplify the complexity of both wireless and fixed-line WAN connectivity. Our portfolio includes an array of connectivity applications in the banking, healthcare, retail, gaming, hospitality and other sectors. Supporting ATMs, gaming, point-of-sale, kiosks, digital signing and retail applications, Ventus works closely with its customers to customize innovative MNaaS solutions.
We are in the process of confirming the segment reporting for this business, but presently expect it will be included in our IoT Solutions segment.

ITEM 1A. RISK FACTORS
Multiple risk factors exist which could have a material effect on our operations, results of operations, financial position, liquidity, capital resources and common stock.
Operational Risks
Global Supply Chain and Freight Transportation Disruptions
As we previous disclosed, like many companies, we are experiencing disruptions in our supply chain for a variety of reasons that we believe were initially triggered by the ongoing COVID-19 pandemic. Among others these reasons include: labor force disruptions, container ship backlogs, physical container shortages at locations important for the global supply chain, energy disruptions in China and elsewhere and material and component shortages. We also are monitoring policy actions by the Chinese government that could cause other disruptions in the supply and production of components and products. Collectively these issues have led to shortfalls in available components we need to make products as well as increased costs to obtain components, to make products and to transport components and products. It has also lengthened the timelines for us to fulfill customer orders. The severity of the disruptions is continuously changing, meaning the impact on our ability to meet demand for particular products in a timely manner has been subject to ebb and flow. Some of these disruptions have been material with respect to certain of our products. We are taking steps to attempt to mitigate the impact of disruptions such as placing inventory demand further out into the future to secure our allocations of components, negotiating and engaging with suppliers to reserve components, encouraging customers to place orders earlier than normal due to longer lead times and attempting (in conjunction with customers) to influence political leaders to assure components needed to make products that are essential to the health and well-being of society are prioritized to our customer’s needs by suppliers. Many of our suppliers are also experiencing supply chain disruptions which in turn disrupt our operations. At present, we are unable to predict neither the duration or severity, nor the impact on our business and financial results of these disruptions, which could be material.
We depend on manufacturing relationships and on limited-source suppliers, and any disruptions in these relationships may cause damage to our customer relationships.
We procure all parts and certain services involved in the production of our products and subcontract most of our product manufacturing to outside firms that specialize in such services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. As an example, Ventus relies almost exclusively on a manufacturer in China for the production of the hardware it provides to its customers. Further, as discussed elsewhere, the COVID-19 pandemic and other factors have created stress on many supply chains globally. This has impacted on our own ability to procure certain inventory and services, in both of our business segments. Some of these impacts have been material and it is possible additional material impacts could occur in the future. There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of the components we need is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost revenue could be caused by other factors beyond our control, including late deliveries by vendors of components, or force majeure events. As an example of force majeure, a fire in November 2014 disrupted the operations at one of our contract manufacturers in Thailand. If we are required to identify alternative suppliers for any of our required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components or the availability of manufacturing services that currently are obtained from limited sources could disrupt our operations and have a material adverse effect on our customer relationships and profitability.
The long and variable sales cycle for certain of our products and services makes it more difficult for us to predict our operating results and manage our business.
The sale of our products and services may require a significant technical evaluation and commitment of capital and other resources by potential customers and end users, as well as delays frequently associated with end users’ internal procedures to deploy new technologies and to test and accept new technologies. For these and other reasons, the sales cycle associated with certain of our products is typically lengthy and is subject to a number of significant risks, such as end users’ internal purchasing reviews, that are beyond our control. Because of the lengthy sales cycle and the large size of certain customer orders, if orders forecasted for a specific customer are not realized or delayed, our operating results could be materially adversely affected.

Our participation in a services and solutions model, using hardware and cloud-based services, presents execution and competitive risks.
We participate in a services and solutions model that uses both hardware and cloud-based services. Both our SmartSense by Digi® and recently acquired Ventus offerings deploy hardware, software and cloud-based hosting. In other areas of our business we offer hosted services and cloud-based platform, software applications, and supporting products and services. We also employ significant human and financial resources to develop and deploy these offerings. As we work to grow and scale these offerings, these investments have and can adversely impacted our gross margins and profitability and may continue to do so in the future. While we believe we have a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. Certain customers and potential customers that use these offerings have also been adversely impacted by the COVID-19 pandemic which started during calendar year 2020 and the resulting global economic downturn could impede our ability to win and retain customers. We have and expect to encounter competition from other solutions providers, some of whom may have more significant resources than us with which to compete. Whether we are successful in this business model depends on a number of factors, including:
•our ability to establish the infrastructure to deploy and evolve our solutions effectively and continuously;
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
A substantial portion of our revenue is generated through sales by channel partner distributors and resellers. Further, in recent years we have been taking steps to expand our relationship with certain distributors who have global reach. These expanison efforts may increase the percent of our revenue driven through channel partners or heighten our reliance on certain channel partners to drive sales. To the extent our channel partners are unsuccessful selling our products or if we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected. In addition, our channel partners may market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. These channel partners may have incentives to promote our competitors’ products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and longer relationships with our distributors and resellers. It is possible, one or more of our important channel partners may stop selling our products completely. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, or violates laws or our corporate policies. If we fail to manage our existing or future sales channel partners effectively, our business and operating results could be materially and adversely affected.
Our sales and operations globally face risks related to health epidemics or pandemics that could disrupt our operations and adversely impact our sales and operating results.
Our business operations and financial results could be adversely affected by the effects of a widespread outbreak of contagious disease or other material adverse widespread public health development, such as the outbreak of the COVID-19 respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China in 2020. These effects could include the absence of one or more key employees or significant numbers or employees generally, disruptions or restrictions on our ability to maintain operations at one or more of our facilities, disruptions or restrictions to travel that is important to our operations, adverse impacts on our ability to distribute or deliver our products or services as well as temporary disruptions, restrictions or closures of the facilities of our suppliers or customers and their contract manufacturers. Any of the above absences, disruptions or restrictions could impact our sales and operating results negatively. If these absences, disruptions or restrictions are significant and material it is possible our business continuity could be jeopardized. Depending on the location of any such disruption or restriction, there may not be a solution that will be easy to implement in a timely manner or without significant expense. In addition, any significant outbreak of contagious diseases could materially and adversely affect the economies and financial markets of many countries or the entire world, resulting in an economic downturn that could affect demand for our products, likely impact our operating results and restrain our access to capital from lenders or other sources.

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
The businesses of Accelerated, which we acquired in fiscal 2018, and Ventus, which we acquired in fiscal 2022, are subject to significant customer concentration.
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
In the first quarter of fiscal 2022, we acquired Ventus. While Ventus has many customers, its business historically has been significantly concentrated on its relationships with fewer than twenty customers. Any disruption or difficulties in securing or renewing contractual relationships with any of these customers, maintaining such relationships on favorable terms or any other disruption in our business with one or more of these customers could have an adverse impact on our business, results of operations, financial condition and prospects.

SmartSense by Digi® remains subject to the risks faced by a business operating in an emerging market.
SmartSense by Digi® primarily was formed through acquisitions of four businesses, the last of which was completed in October 2017, and is operated in an emerging market where technology based solutions to monitor the condition of perishable goods as well as the competition of employee tasks have not been used historically. The operation of SmartSense by Digi® will be subject to significant additional risks that are not necessarily related to our legacy products and services.
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
•Our ability to succeed with the SmartSense by Digi® offerings will depend in large part on our ability to provide customers with hardware and software products that are easy to deploy and offer features and functionality that address the needs of particular businesses. The customer desire for ease of deployment has been heightened by the COVID-19 pandemic that commenced during 2020. We may face challenges and delays in the development of this business as the marketplace for products and services evolves to meet the needs and desires of customers.
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
We purchase a number of components from suppliers in other parts of the world. Product delivery times may be extended due to the distances involved, requiring more lead time in ordering. In addition, ocean freight delays may occur as a result of labor problems, weather delays, expediting orders for third parties or customs issues. Any extended delay in receipt of the component parts could eliminate anticipated cost savings and have a material adverse effect on our customer relationships and profitability. Governments continue to impose tariffs on various products and components which may impact the pricing of certain components and inventories and could have a material adverse effect on our competitive standing in the marketplace and our financial results. Ongoing power outages in Asia and Europe could also have a material adverse effect ability to obtain components for our products from our foreign suppliers. Additional challenges could occur if these suppliers allocate materials and components to other customers. Finally, the Chinese government recently has implemented policies that adversely have impacted various industries in that nation and it is possible they may take actions in the future that are adverse to suppliers who we rely upon.
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
We intend to continue to devote significant resources to research and development in the coming years to enhance our existing product offerings and develop additional product offerings. For fiscal 2021, 2020, and 2019, respectively, our research and development expenses were 15.1%, 15.7% and 14.7% of our revenue. If we are unable to enhance existing products and develop new products, applications and services as a result of our research and development efforts, if we encounter delays in deploying these enhanced or new products, applications and services, or if the products, applications and services we enhance or develop are not successful, our business could be harmed. Even if we enhance existing products and develop new products, applications and services that are accepted by our target markets, the net revenue from these products, applications and services may not be sufficient to justify our investment in research and development.
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
We are dependent on third parties to manufacture our products which could have adverse impacts on our business if such manufacturers encounter operating restraints or if we do not properly forecast customer demand.
We are reliant on third parties to manufacture our products in countries such as China, Mexico and Thailand. The ability of these manufacturers to provide us with the timely provision of finished products is subject to a number of disruptions beyond their control such as, among others: the availability of components from suppliers, labor shortages caused by the ongoing COVID-19 pandemic, energy shortages such as those recently encountered in China, changes in government regulations or other factors. If we do not properly forecast customer demands for products any lengthening in lead times or disruptions in service could result in lost revenues and adversely impact our business, results of operation, financial condition and prospects.
The loss of key personnel could prevent us from executing our business strategy.
Our business and prospects depend to a significant degree upon the continuing contributions of our executive officers and key technical and other personnel. Competition for such personnel is intense, and in the current environment of large numbers of workers leaving their current employment for new opportunities, there can be no assurance that we will be successful in retaining qualified personnel. Failure to attract and retain key personnel could result in our failure to execute our business strategy.
Risks Related to Economic and Market Conditions
Our consolidated operating results and financial condition may be adversely impacted by worldwide economic conditions and credit tightening.
If worldwide economic conditions experience a significant downturn, these conditions may make it difficult or impossible for our customers and suppliers to accurately forecast and plan future business activities, which may cause them to slow or suspend spending on products and services. Our customers may find it difficult to gain sufficient credit in a timely manner, which could result in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. If this occurs, our revenue may be reduced, thereby having a negative impact on our results of operations. In addition, we may be forced to increase our allowance for credit losses and our days sales outstanding may increase, which would have a negative impact on our cash position, liquidity and financial condition. To the extent we incur debt, we may be unable to adhere to financial covenants or to service the debt. We cannot predict either the timing or duration of an economic downturn in the economy, should one occur. Any downturn could have a material adverse impact on our business, results of operations, financial condition and prospects.

Our gross margins may be subject to decline.
Our gross margins may be subject to declines which could decrease our overall profitability and impact our financial performance adversely. Some of the hardware products we sell are approaching the end of their product life cycles. These mature hardware products have sold historically at higher gross margins than our other product and service offerings. We expect this general trend of declining sales for many of our mature products to continue and the pace of the decline may accelerate. In addition, rising prices for goods and services due to inflation along with ongoing cost pressures in our industry create downward pressure on the prices at which we and other manufacturers can sell hardware products. We have indicated that we would be willing to realize lower levels of gross margins from customers in return for long-term, binding purchase commitments. If this strategy were successful, it could apply downward pressure on our gross margins. While part of our longer term strategy is to sell software applications and IoT solutions such as SmartSense by Digi® and our newly acquired Ventus offerings, which may provide recurring revenues at relatively high gross margins, these types of offerings are still at early stages of adoption by customers and their sales growth is not necessarily predictable or assured. As such, our gross margins may be subject to decline unless we can implement cost reduction initiatives effectively to offset the impact of these factors.
Our revenue may be subject to fluctuations based on the level of significant large project-based purchases.
No single customer has represented more than 10% of our revenue in any of the last three fiscal years. However, many of our customers make significant one-time hardware purchases for large projects that are not repeated. As a result, our revenue may be subject to significant fluctuations based on whether we are able to close significant project based sales opportunities. In addition, in our SmartSense by Digi® business certain customers have outsized deployments relative to other customers. It is possible we will see revenue fluctuations in this business based upon the scale of new deployments in different financial periods. Our Ventus operations could be subject to similar issues with respect to new or potential new customers. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenue for that period.
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
On November 1, 2021, Digi entered into a second amended and restated credit agreement consisting of a $350 million term loan B secured loan (the "Term Loan") and a $35 million revolving credit facility (the "Revolving Credit Facility", and together with the Term Loan, the "Loan"). This Loan replaced our syndicated senior secured credit agreement with BMO that was entered into on March 15, 2021 and replaced the remaining balances of our term loan and revolver. The $35 million revolving credit facility, which presently is undrawn, includes a $10 million letter of credit subfacility and $10 million swingline subfacility. Amounts under the Term Loan will be repaid in quarterly installments on the last day of each fiscal quarter, with an annual amortization rate of 1%. The remaining outstanding balance under the Term Loan is due to be repaid in full after seven years.
If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Loan, we will be in default. We are also required to comply with several financial covenants under the Credit Agreement. Our ability to comply with such financial covenants may be affected by events beyond our control, which could result in a default under the Credit Agreement; such default may have a material adverse effect on our business, financial condition, operating results or cash flows.
The Term Loan contains some affirmative covenants and the Revolving Credit Facility contains customary affirmative and negative covenants, including covenants that restrict the ability of Digi and its subsidiaries to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on its assets or rate management transactions, subject to certain limitations. These restrictions could adversely affect our business.
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
As we continue to direct a substantial portion of our sales and development efforts toward broader based solutions, such as SmartSense by Digi®, the Digi Remote Manager® and our newly acquired Ventus offerings, we expect to store, convey and potentially process significant amounts of data produced by devices. Further many of our business applications now exist within cloud platforms that are managed by third parties, which also adds risk from breach of third parties.
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
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal 2021, the closing price of our common stock on the Nasdaq Global Select Market ranged from $14.73 to $25.41 per share. Our closing sale price on November 19, 2021 was $23.78 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, departures of key personnel, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions and risks may, for example, have a significant impact on the market price of our common stock.
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
Certain of our components and other materials used in producing our products are from regions susceptible to natural disasters beyond our control, such as the COVID-19 pandemic. If we are unable to procure necessary materials, we could experience a disruption to our supply chain that would hinder our ability to produce our products in a timely manner. It also could cause us to seek other sources of supply which may be more costly or which we may not be able to procure on a timely basis. We also risk damage to any tooling, equipment or inventory at the supplier’s facilities. For instance, flooding in October 2011 and a fire in November 2014 disrupted the operations at one of our contract manufacturers in Thailand. In addition, our customers may not follow their normal purchasing patterns or temporarily cease purchasing from us due to impacts to their businesses in the region, creating unexpected fluctuations or decreases in our revenue and profitability. Natural disasters could have material adverse impacts on our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The following table contains a listing of our property locations that are material to us as of September 30, 2021:

Location of Property	Use of Facility	Segment	Approximate Square Footage	Ownership or Lease Expiration Date
Hopkins, MN (Corporate headquarters)	Research & development, sales, sales support, marketing and administration	IoT Products & Services	59,497	January 2032

Eden Prairie, MN	Manufacturing and warehousing	IoT Products & Services	58,000	Owned

Sandy, UT	Sales, technical support, research & development, administration, manufacturing and warehousing	IoT Products & Services	35,466	December 2030

Boston, MA	Research & development, sales, sales support and marketing	IoT Solutions	13,302	August 2026

Queensland, AUS	Research & development	IoT Products & Services	12,422	November 2023

Mishawaka, IN	Sales, technical support and administration	IoT Solutions	7,829	August 2026

Ismaning, Germany	Sales, sales support and administration	IoT Products & Services	6,878	September 2022

Edison, NJ	Administration	IoT Products & Services	6,223	March 2025

Tampa, FL	Sales, sales support, marketing, research & development, technical support and administration	IoT Products & Services	3,609	August 2025
In addition to the above locations, we have various other locations throughout the world that are not deemed to be material.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, we are subject to various claims and litigation, which may include, but are not limited to, patent infringement and intellectual property claims. While we are unable to predict the outcome of any potential claims or litigation due to the inherent unpredictability of these matters, we believe that it is possible that we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our operations in any particular period. See Note 16 to the consolidated financial statements included in this annual report for additional information relating to legal matters.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our common stock trades under the symbol DGII on the Nasdaq Global Select Market tier of the Nasdaq Stock Market LLC. On November 19, 2021 there were 107 stockholders of record.
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
Issuer Repurchases of Equity Securities
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of fiscal 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2021 - July 31, 2021	—	$—	—	$—
August 1, 2021 - August 31, 2021	6,679	$20.18	—	$—
September 1, 2021 - September 30, 2021	—	$—	—	$—
Total	6,679	$20.18	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our common stock for the period from the close of the Nasdaq Stock Market - U.S. Companies on September 30, 2016 to September 30, 2021, the last day of fiscal 2021, with the total cumulative return for the Nasdaq U.S. Benchmark TR Index (the "U.S. Benchmark Index") and the Nasdaq Telecommunications Index (the "Peer Index") over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2016, for our common stock, the U.S. Benchmark Index and the Peer Index and assumes the reinvestment of all dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
$300
$200
$100
$0
FY16
FY17
FY18
FY19
FY20
FY21
Period Ending
Digi International Inc.
U.S. Benchmark Index
Peer Index

	FY16	FY17	FY18	FY19	FY20	FY21
Digi International Inc.	$100.00	$92.98	$117.98	$119.47	$137.11	$184.82
Nasdaq U.S. Benchmark TR Index	$100.00	$118.72	$139.84	$144.00	$166.26	$219.50
Nasdaq Telecommunications Index	$100.00	$101.17	$104.31	$119.45	$123.26	$135.83

ITEM 6. SELECTED FINANCIAL DATA
(in thousands, except per common share data amounts and number of employees)

For Fiscal Years Ended September 30,	2021	2020	2019	2018	2017
Revenue	$308,632	$279,271	$254,203	$226,893	$181,340
Gross profit	$166,657	$143,972	$119,035	$109,054	$87,233
Sales and marketing	61,909	52,761	45,801	44,517	33,955
Research and development	46,623	43,765	37,564	33,178	28,566
General and administrative	46,602	36,012	25,685	28,276	13,331
Restructuring charges (reversals)	995	117	(87)	301	2,515
Operating income	10,528	11,317	10,072	2,782	8,866
Total other (expense) income, net	(1,529)	(3,854)	1,073	468	684
Income before income taxes	8,999	7,463	11,145	3,250	9,550
Income tax (benefit) expense (1)	(1,367)	(948)	1,187	1,619	147
Net income	10,366	8,411	9,958	1,631	9,403

Basic net income per common share:	$0.32	$0.29	$0.36	$0.06	$0.36

Diluted net income per common share:	$0.31	$0.28	$0.35	$0.06	$0.35

Balance sheet data as of September 30,
Working capital (current assets less current liabilities)	$187,717	$108,828	$148,089	$126,473	$155,911
Total assets	$619,531	$528,682	$398,698	$372,146	$345,696
Long-term debt, less current portion	$45,799	$58,980	$—	$—	$—
Stockholders' equity	$472,517	$371,500	$348,978	$330,493	$319,029
Book value per common share (stockholders' equity divided by outstanding shares)	$13.79	$12.74	$12.36	$12.05	$12.01
Number of employees as of September 30	659	656	543	516	514
(1)In fiscal 2021, we recorded discrete net tax benefits of $0.5 million, in fiscal 2020, we recorded discrete net tax benefits of $1.2 million and in fiscal 2019 we recorded discrete net tax expense of $0.5 million (see Note 12 to our consolidated financial statements). In fiscal 2018, we recorded net tax benefits of $1.5 million, primarily related to the enactment of the Tax Cuts & Jobs Act. In fiscal 2017, we recorded net tax benefits of $1.0 million primarily from the reversal of tax reserves due to the expiration of statute of limitations from U.S. and foreign tax jurisdictions.
(2)Earnings per share are calculated by line item and may not add due to the use of rounded amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our consolidated financial statements and other information in this Annual Report on Form 10-K.
We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for fiscal 2020, filed with the SEC on November 25, 2020. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for fiscal 2019 compared to fiscal 2020.
FORWARD-LOOKING STATEMENTS

This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Words such as "assume," "believe," "anticipate," "intend," "estimate," "target," "may," "will," "expect," "plan," "potential," "project," "should," or "continue" or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to the ongoing COVID-19 pandemic and efforts to mitigate the same, risks related to the global economic downturn that commenced during the COVID-19 pandemic and the ability of companies like us to operate a global business in such conditions, the impacts of the present global supply chain and transportation difficulties affecting business globally, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We believe that providing historical and adjusted net income and adjusted net income per diluted share, respectively, exclusive of such items as reversals of tax reserves, discrete tax benefits, restructuring charges and reversals, intangible amortization, stock-based compensation, other non-operating income/expense, adjustments to estimates of contingent consideration, acquisition-related expenses and interest expense related to acquisition permits investors to compare results with prior periods that did not include these items. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. In addition, certain of our stockholders have expressed an interest in seeing financial performance measures exclusive of the impact of these matters, which while important, are not central to the core operations of our business. Management believes that Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, acquisition-related expenses, restructuring charges and reversals and changes in fair value of contingent consideration is useful to investors to evaluate our core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the consolidated statements of operations. We believe that the presentation of Adjusted EBITDA as a percentage of revenue is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.
OVERVIEW
We are a leading global provider of business and mission-critical IoT connectivity products, services and solutions. Our business is comprised of two reporting segments: IoT Products & Services and IoT Solutions.
In fiscal 2021, our key operating objectives included:
•continued growth of our SmartSense by Digi® business that is the base of our IoT Solutions segment;
•delivering growth within our IoT Products & Services segment through new product introductions; and
•identification of strategic growth initiatives through acquisition.
During the course of fiscal 2021, the supply chain difficulties presently impacting businesses globally began to affect our business significantly. We devoted significant time and resources towards mitigating these impacts during the fiscal year.
Below is a summary of our fiscal 2021 results:
•Consolidated revenue was $308.6 million, an increase of 11% over fiscal 2020. This increase was driven by incremental revenue from console servers, embedded products, subscription services and hardware installations.
•Consolidated gross profit was $166.7 million, an increase of 16% over fiscal 2020. This increase was driven by increased revenue and incremental gross profit from Console Server and favorable changes in customer and product mix.
•Consolidated operating income was $10.5 million, compared to $11.3 million for fiscal 2020, a decrease of 7%.
•Net income was $10.4 million, compared to net income of $8.4 million for fiscal 2020, an increase of 23%.
•Diluted earnings per share was $0.31, compared to $0.28, an increase of 11%.
•Adjusted EBITDA was $48.3 million, or, 15.6% of revenue, compared to $40.2 million or 14.4% of revenue in fiscal 2020.
•Adjusted net income and adjusted net income per share was $36.1 million, or $1.08 per diluted share, compared to $29.0 million, or $0.98 per diluted share, an increase of 10%.
•The acquisition of Haxiot and Ctek were completed and Ventus was confirmed as an actionable acquisition target in fiscal 2021. We completed the acquisition of Ventus in the first quarter of 2022.
Key trends regarding our existing business
The following trends affected our financial performance in fiscal 2021 and 2020, and we expect these trends will continue to impact our results in the future:
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
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our consolidated statements of operations, expressed as a percentage of revenue and as a percentage of change from year-to-year for the years indicated:

	Year ended September 30,		% Increase (decrease)
	2021	2020	2021 compared to 2020
Revenue	100.0	100.0	—
Cost of sales	46.0	48.4	(2.4)
Gross profit	54.0	51.6	2.4
Operating expenses	50.6	47.5	3.1
Operating income	3.4	4.1	(0.7)
Other (expense) income, net	(0.5)	(1.4)	0.9
Income before income taxes	2.9	2.7	0.2
Income tax (benefit) expense	(0.5)	(0.3)	(0.2)
Net income	3.4%	3.0%	0.4

REVENUE

	Year ended September 30,
($ in thousands)	2021		2020		% Increase (decrease)
Segment:
IoT Products & Services	$264,173	85.6%	$249,530	89.4%	5.9
IoT Solutions	44,459	14.4	29,741	10.6	49.5
Total revenue	$308,632	100.0%	$279,271	100.0%	10.5

The 5.9% increase in IoT Products & Services revenue in fiscal 2021 from fiscal 2020 primarily was the result of:
•increased sales of our console servers and embedded products.
This increase was partially was offset by:
•decreased sales of our cellular routers in the government transit sector primarily related to an existing customer in the prior year that was not repeated this year.
The 49.5% increase in IoT Solutions revenue in fiscal 2021 from fiscal 2020 primarily was the result of:
•new hardware installations with new and existing customers; and
•increased in recurring revenue from subscription and cloud monitoring services as we served nearly 81,000 sites at September 30, 2021 compared to just over 70,000 sites at September 30, 2020.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COST OF GOODS SOLD AND GROSS PROFIT
Below are our segments' cost of goods sold and gross profit as a percentage of their respective total revenue:

	Year ended September 30,				Basis point increase (decrease)
($ in thousands)	2021		2020
Cost of Goods Sold
IoT Products & Services	$119,701	45.3%	$120,181	48.2%	(290)
IoT Solutions	22,274	50.1%	15,118	50.8%	(70)
Total cost of goods sold	$141,975	46.0%	$135,299	48.4%	(240)

	Year ended September 30,				Basis point increase (decrease)
($ in thousands)	2021		2020
Gross Profit
IoT Products & Services	$144,472	54.7%	$129,349	51.8%	290
IoT Solutions	22,185	49.9%	14,623	49.2%	70
Total gross profit	$166,657	54.0%	$143,972	51.6%	240
The 290 basis point increase in IoT Products & Services gross profit primarily was the result of:
•incremental gross profit; and
•favorable product and customer mix within and among our cellular router, embedded and infrastructure management products.
These increases were partially was offset by:
•increased material and overhead expenses associated with the production and distribution of our products as a result of global supply chain challenges.
The 70 basis point increase in IoT Solutions gross profit primarily was the result of:
•increased recurring revenue from our subscription services and changes in product mix.
This increase was partially was offset by:
•increased material and overhead expenses associated with the production and distribution of our products as a result of global supply challenges.
OPERATING EXPENSES
Below are our operating expenses as a percentage of total revenue:

	Year ended September 30,
($ in thousands)	2021		2020		$ increase (decrease)	% Increase (decrease)
Operating expenses:
Sales and marketing	$61,909	20.1%	$52,761	18.9%	$9,148	17.3
Research and development	46,623	15.1	43,765	15.7	2,858	6.5
General and administrative	46,602	15.1	36,012	12.9	10,590	29.4
Restructuring charges, net	995	0.3	117	—	878	750.4
Total operating expenses	$156,129	50.6%	$132,655	47.5%	$23,474	17.7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The $23.5 million increase in operating expenses in fiscal 2021 from fiscal 2020 primarily was the result of:
•an increase of $5.9 million in earn-out expenses primarily as a result of revenue from the Opengear exceeding our previous estimate; and
•an increase of $12.0 million in compensation expenses; and
•other increases primarily related to outside services, bad debt expense, restructuring and depreciation and amortization.
This increase partially was offset by:
•a decrease of $1.6 million in travel related expenses as events and travel were restricted due to the pandemic.

	Year ended September 30,
($ in thousands)	2021		2020		$ increase (decrease)	% Increase (decrease)
Other expense, net:
Interest income	$10	—	$304	0.1%	$(294)	(96.7)
Interest expense	(1,395)	(0.5)%	(3,592)	(1.3)	2,197	(61.2)
Other expense, net	(144)	—	(566)	(0.2)	422	(74.6)
Total other expense, net	$(1,529)	(0.5)%	$(3,854)	(1.4)%	$2,325	(60.3)

The $2.3 million decrease in other expense in fiscal 2021 from fiscal 2020 primarily was the result of:
•a decrease in interest expense of $2.2 million, due to lower debt balances in 2021 (see Note 7 to the consolidated financial statements);
•a $0.4 million decrease in other expense primarily related to decreases in foreign currency losses stemming from a strengthening of the Euro against the U.S. Dollar in 2020; and
•interest income decreased $0.3 million, driven by a decrease in cash and cash equivalents help in interest-bearing accounts in fiscal 2021.
INCOME TAXES
Our effective income tax rates were (15.2)%, (12.7)% and 10.7% for fiscal 2021, 2020 and 2019, respectively. Our effective tax rate will vary based on a variety of factors. These include our overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlement of audits (see Note 12 to our consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NON-GAAP FINANCIAL INFORMATION
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:

Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Year ended September 30,
	2021		2020
		% of total revenue		% of total revenue
Total revenue	$308,632	100.0%	$279,271	100.0%

Net income	10,366	3.4%	$8,411	3.0%
Interest expense (income), net	1,385		3,288
Income tax (benefit)	(1,367)		(948)
Depreciation and amortization	20,877		19,299
Stock-based compensation	8,135		7,237
Acquisition earnout expenses	5,772		—
Restructuring charge	995		117
Acquisition expense	2,098		2,772
Adjusted EBITDA	$48,261	15.6%	$40,176	14.4%

Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Year ended September 30,
	2021		2020
Net income and net income per diluted share	10,366	$0.31	$8,411	$0.28
Amortization	16,534	0.50	14,754	0.50
Stock-based compensation	8,135	0.24	7,237	0.24
Other non-operating expense (income)	144	—	566	0.02
Acquisition expense	2,098	0.06	2,772	0.09
Acquisition earn-out adjustments	5,772	0.17	(128)	—
Restructuring charge	995	0.03	117	—
Interest expense related to acquisition	1,404	0.04	3,558	0.12
Tax effect from above net income adjustments (1)	(6,627)	(0.20)	(7,106)	(0.24)
Discrete tax benefits (2)	(2,674)	(0.07)	(1,216)	(0.04)
Adjusted net income and adjusted net income per diluted share (3)	$36,147	$1.08	$28,965	$0.98
Diluted weighted average common shares		33,394		29,546
(1)The tax effect from the above adjustments assumes and estimated effective tax rate of 18.0% for fiscal 2021 and 20.2% for fiscal 2020 based on adjusted net income.
(2)For the twelve months ended September 30, 2021, discrete tax benefits include excess tax benefits recognized on stock compensation, an adjustment of our state deferred tax rate due to the Opengear acquisition and expiring statute of limitations. For the twelve months ended September 30, 2020, discrete tax benefits primarily includes reversals of tax reserves due to the expiration of statutes of limitation.
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
On March 15, 2021, we entered into an amended and restated credit agreement consisting of a $200 million revolving loan. The $47.5 million term loan outstanding from a prior credit agreement was replaced by this new revolving loan along with additional proceeds of $0.6 million for a total of $48.1 million at June 30, 2021. As of September 30, 2021, $151.9 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. During the first quarter of fiscal 2021, we repaid the final $15 million of the Revolving Loan under a prior credit agreement. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 7 to our consolidated financial statements.
On November 1, 2021, we entered into a second amended and restated credit agreement consisting of a $350 million term loan B secured loan and a $35 million revolving credit facility. The $35 million revolving credit facility, which presently has no outstanding balance, includes a $10 million letter of credit subfacility and $10 million swingline subfacility. During the first quarter of fiscal 2022, we repaid all outstanding balances under the credit facility entered into on March 21, 2021. For additional information regarding the terms of our Credit Facility see Note 17 to our consolidated financial statements.
Additionally, during the second quarter of fiscal 2021 we sold 4,025,000 shares of our common stock and received net proceeds of $73.8 million.
We expect positive cash flows from operations. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond.
As follows, our consolidated statement of cash flows for the years ended September 30, 2021 and 2020 is summarized:

	Year ended September 30,
($ in thousands)	2021	2020
Operating activities	$57,723	$34,478
Investing activities	(21,365)	(136,997)
Financing activities	62,242	63,603
Effect of exchange rate changes on cash and cash equivalents	(297)	253
Net increase (decrease) in cash and cash equivalents	$98,303	$(38,663)
Cash flows from operating activities increased $23.2 million primarily as a result of:
•positive changes in non-cash adjustments $21.3 million, primarily related to a decrease in working capital of $15.7 million from the prior fiscal year;
•an increase in the change in fair value of contingent consideration of $5.9 million; and
•an increase in net income of $2.0 million in 2021.
Working capital decreased $15.7 million primarily due to decreased accounts receivable, inventory and accrued expenses and an increase in taxes payable from 2020. These factors that lowered working capital were partially offset by increases in accounts payable and other assets.
Cash flows used in investing activities decreased $115.6 million primarily as a result of:
•$136.1 million net cash used for the purchase of Opengear during fiscal 2020;
•partial offsets to that decreases was $19.1 million of acquisitions in 2021; and
•$1.4 million of additional purchases in 2021 related to property, equipment and facility improvements.
Cash flows from financing activities decreased $1.4 million primarily as a result of:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•proceeds, net of payments of long-term debt of $63.1 million from the Revolving Loan and Term Loan in 2020, and $15.0 million in net payment activity in 2021 (see Note 7 to the consolidated financial statements);
•an increase in taxes paid for share settlements of $0.3 million in fiscal 2021;
•a partial offset to this increases from proceeds from stock issuances of $73.8 million in fiscal 2021; and
•partial offsets to these decreases related to additional proceeds from stock option and employee stock purchase plans.
CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations at September 30, 2020:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	24,628	$3,570	$6,233	$5,431	$9,394
Contingent consideration	6,200	20	6,180	—	—
Revolving loan	48,118	—	—	48,118	—
Interest on long-term debt	4,038	951	1,902	1,185	—
Total	$82,984	$4,541	$14,315	$54,734	$9,394
The operating lease agreements included above primarily relate to office space. The table above does not include our possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $3.0 million as of September 30, 2021. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
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
During 2021, we had approximately $80.7 million of revenue related to foreign customers including export sales, of which $0.8 million was denominated in foreign currencies, predominantly the Canadian Dollar. During fiscal 2020 and 2019, we had approximately $65.8 million and $70.2 million, respectively, of revenue to foreign customers including export sales, of which $1.7 million and $3.4 million, respectively, were denominated in foreign currencies, predominantly the Euro and British Pound. In future periods, we expect that the majority of our sales will be in U.S. Dollar.
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
Subscription and Support Services Revenue
Our SmartSense by Digi® subscription revenue is based on contracts with at least an annual term and is recorded on a monthly basis. These subscriptions are generally in a range from one to five years, and may contain an evergreen renewal provision. Generally, our subscription renewal charges per month are the same as the original contract term.
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
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. For our quantitative goodwill impairment tests, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an impairment loss must be recognized for the excess. We have two reportable operating segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 4 to the consolidated financial statements). Effective with the reorganization announcement on October 7, 2020 (see Note 10), our IoT Products & Services business is now structured to include four reporting units under the IoT Products & Services segment, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. We have four reporting units along with our IoT Solutions segment that have been tested individually for impairment.
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
Results of our Fiscal 2021 Annual Impairment Tests
Due to the reorganization on October 7, 2020, we performed an interim impairment test in addition to our annual test as of June 30, 2021. Our goodwill impairment tests as of October 7, 2020 and June 30, 2021 indicated no impairment. During the fourth quarter of fiscal 2021, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 30, 2021, and we concluded that no additional impairment assessment was required.

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
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of September 30, 2021, we had no amounts outstanding under our Term Loan and $48.1 million outstanding under our Revolving Loan. Prior to May 4, 2020, borrowings under the Credit Facility bore interest rates based on an underlying variable benchmark plus applicable margin based on our total leverage ("ABR"); this interest rate was reset quarterly. Effective May 4, 2020, borrowings under the Credit Facility bear a variable interest rate of LIBOR plus an applicable margin spread from 3.25% to 1.25%. The amount of the applicable margin spread is a function of our leverage ratio and is reset monthly. Based on the balance sheet position for both the Term Loan and Revolving Loan at September 30, 2021, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.1 million. For additional information, see Note 7 to our consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant.
FOREIGN CURRENCY RISK
We are exposed to foreign currency transaction risk associated with certain sales being denominated in Canadian Dollars and in certain cases, transactions in U.S. Dollars in our foreign entities. We are also exposed to foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for non-functional currency accounts, primarily the U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. In addition, as foreign currency rates fluctuate, we may from time to time, adjust the prices of our products, services and subscriptions. We have not implemented a formal hedging strategy.
The table below compares the average monthly exchange rates of the Euro, British Pound, Japanese Yen and Canadian Dollar:

	Fiscal year ended September 30,		% increase
	2021	2020	(decrease)
Euro	1.1951	1.1268	6.1%
British Pound	1.2718	1.2722	—%
Japanese Yen	0.0093	0.0093	—%
Canadian Dollar	0.7911	0.7441	6.3%
A 10.0% change from the 2021 average exchange rate for the Euro, British Pound, Yen and Canadian Dollar to the U.S. Dollar would have resulted in an immaterial increase or decrease in fiscal 2021 annual revenue and a 0.9% increase or decrease in stockholders' equity at September 30, 2021. The above analysis does not take into consideration any pricing adjustments we may make in response to changes in the exchange rates.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Digi International Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Digi International Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and consolidated financial statement schedule included under Item 15a (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 24, 2021 expressed an unqualified opinion.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2017.

Minneapolis, Minnesota
November 24, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2021	2020	2019
	(in thousands, except per common share data)
Revenue:
Product	$265,805	$248,374	$224,530
Service	42,827	30,897	29,673
Total revenue	308,632	279,271	254,203
Cost of sales:
Cost of product	124,065	118,322	118,855
Cost of service	13,412	12,490	13,350
Amortization	4,498	4,487	2,963
Total cost of sales	141,975	135,299	135,168
Gross profit	166,657	143,972	119,035
Operating expenses:
Sales and marketing	61,909	52,761	45,801
Research and development	46,623	43,765	37,564
General and administrative	46,602	36,012	25,685
Restructuring charge (reversal)	995	117	(87)
Total operating expenses	156,129	132,655	108,963
Operating income	10,528	11,317	10,072
Other (expense) income, net:
Interest income	10	304	733
Interest expense	(1,395)	(3,592)	(102)
Other (expense) income, net	(144)	(566)	442
Total other (expense) income, net	(1,529)	(3,854)	1,073
Income before income taxes	8,999	7,463	11,145
Income tax (benefit) expense	(1,367)	(948)	1,187
Net income	$10,366	$8,411	$9,958

Net income per common share:
Basic	$0.32	$0.29	$0.36
Diluted	$0.31	$0.28	$0.35
Weighted average common shares:
Basic	32,111	28,849	27,905
Diluted	33,394	29,546	28,554
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2021	2020	2019
	(in thousands)
Net income	$10,366	$8,411	$9,958
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,071	1,698	(2,003)
Change in net unrealized gain (loss) on investments	—	—	19
Less income tax (expense) benefit	—	—	(5)
Other comprehensive income (loss), net of tax	1,071	1,698	(1,989)
Comprehensive income	$11,437	$10,109	$7,969

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2021	2020
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$152,432	$54,129
Accounts receivable, net	43,738	59,227
Inventories	43,921	51,568
Other current assets	6,567	5,134
Total current assets	246,658	170,058
Property, equipment and improvements, net	12,132	11,507
Identifiable intangible assets, net	118,029	121,248
Goodwill	225,522	210,135
Deferred tax assets	439	389
Operating lease right-of-use assets	15,684	14,334
Other non-current assets	1,067	1,011
Total assets	$619,531	$528,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,972
Accounts payable	22,586	28,067
Accrued compensation	12,934	9,372
Unearned revenue	13,589	7,691
Contingent consideration on acquired businesses	20	4,228
Current portion of operating lease liabilities	2,633	2,527
Other current liabilities	7,179	7,373
Total current liabilities	58,941	61,230
Income taxes payable	2,334	1,958
Deferred tax liabilities	13,493	17,171
Long-term debt	45,799	58,980
Operating lease liabilities	18,368	16,193
Other non-current liabilities	8,079	1,650
Total liabilities	147,014	157,182
Commitments and Contingencies (see Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 40,653,035 and 35,512,843 shares issued	407	355
Additional paid-in capital	370,699	279,741
Retained earnings	180,692	170,330
Accumulated other comprehensive loss	(22,746)	(23,817)
Treasury stock, at cost, 6,390,645 and 6,353,094 shares	(56,535)	(55,109)
Total stockholders’ equity	472,517	371,500
Total liabilities and stockholders’ equity	$619,531	$528,682

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2021	2020	2019
Operating activities:	(in thousands)
Net income	$10,366	$8,411	$9,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	4,343	4,545	4,578
Amortization of identifiable intangible assets	16,534	14,754	8,818
Stock-based compensation	8,135	7,237	5,655
Deferred income tax provision	(4,598)	(3,357)	(799)
Loss (gain) on sale of property, equipment and improvements	89	—	(4,392)
Change in fair value of contingent consideration	5,772	(128)	1,190
Provision for bad debt and product returns	2,290	2,135	635
Provision for inventory obsolescence	1,200	2,630	1,874
Other, net	42	366	(156)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	11,467	5,539	(6,589)
Inventories	4,679	(11,133)	(1,062)
Other assets	(1,657)	(704)	(866)
Income taxes	165	(1,100)	(103)
Accounts payable	(5,578)	3,205	8,232
Accrued expenses	4,474	2,078	1,991
Net cash provided by operating activities	57,723	34,478	28,964
Investing activities:
Proceeds from maturities of marketable securities	—	—	4,750
Acquisition of businesses, net of cash acquired	(19,108)	(136,098)	—
Proceeds from sale of property, equipment and improvements	—	—	10,096
Purchase of property, equipment, improvements and certain other intangible assets	(2,257)	(899)	(9,335)
Net cash (used in) provided by investing activities	(21,365)	(136,997)	5,511
Financing activities:
Proceeds from long-term debt	617	119,018	—
Payments on long-term debt	(15,624)	(55,893)	—
Payments for contingent consideration	(4,200)	(4,698)	(3,748)
Proceeds from issuances of stock, net of offering expenses	73,830	—	—
Proceeds from stock option plan transactions	8,525	5,902	4,874
Proceeds from employee stock purchase plan transactions	1,214	1,065	1,058
Taxes paid for net share settlement of share-based payment awards	(2,120)	(1,791)	(1,071)
Net cash provided by financing activities	62,242	63,603	1,113
Effect of exchange rate changes on cash and cash equivalents	(297)	253	(810)
Net increase (decrease) in cash and cash equivalents	98,303	(38,663)	34,778
Cash and cash equivalents, beginning of period	54,129	92,792	58,014
Cash and cash equivalents, end of period	$152,432	$54,129	$92,792

Supplemental disclosures of cash flow information:
Interest paid	$917	$3,009	$1
Income taxes paid, net	$3,684	$3,686	$2,048
Supplemental schedule of non-cash investing and financing activities:
Accrual for property, equipment, improvements and certain other intangibles assets	$(98)	$(26)	$—
Tenant improvement allowance	$1,000	$—	$—
Transfer of inventory to property, equipment and improvements	$(1,838)	$(1,363)	$(1,064)
Liability related to acquisition of business	$(6,200)	$(5,100)	$—
Term debt refinanced as credit facility	$50,000	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For fiscal years ended September 30, 2021, 2020 and 2019
(in thousands)							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances, September 30, 2018	33,813	$338	6,385	$(54,216)	$255,936	$151,961	$(23,526)	$330,493
Net income	—	—	—	—	—	9,958	—	9,958
Other comprehensive loss	—	—	—	—	—	—	(1,989)	(1,989)
Employee stock purchase plan issuances	—	—	(111)	948	110	—	—	1,058
Taxes paid for net share settlement of share-based payment awards	—	—	93	(1,071)	—	—	—	(1,071)
Issuance of stock under stock award plans	795	8	—	—	4,866	—	—	4,874
Stock-based compensation expense	—	—	—	—	5,655	—	—	5,655
Balances, September 30, 2019	34,608	346	6,367	(54,339)	266,567	161,919	(25,515)	348,978
Net income	—	—	—	—	—	8,411	—	8,411
Other comprehensive income	—	—	—	—	—	—	1,698	1,698
Employee stock purchase plan issuances	—	—	(118)	1,021	44	—	—	1,065
Taxes paid for net share settlement of share-based payment awards	—	—	104	(1,791)	—	—	—	(1,791)
Issuance of stock under stock award plans	905	9	—	—	5,893	—	—	5,902
Stock-based compensation expense	—	—	—	—	7,237	—	—	7,237
Balances, September 30, 2020	35,513	355	6,353	(55,109)	279,741	170,330	(23,817)	371,500
Net income	—	—	—	—	—	10,366	—	10,366
Other comprehensive income	—	—	—	—	—	—	1,071	1,071
Issuance of common stock, net of offering expenses	4,025	40	—	—	73,790	—	—	73,830
Other	—	—	—	—	—	(4)	—	(4)
Employee stock purchase plan issuances	—	—	(79)	694	520	—	—	1,214
Taxes paid for net share settlement of share-based payment awards	—	—	117	(2,120)	—	—	—	(2,120)
Issuance of stock under stock award plans	1,115	12	—	—	8,513	—	—	8,525
Stock-based compensation expense	—	—	—	—	8,135	—	—	8,135
Balances, September 30, 2021	40,653	$407	6,391	$(56,535)	$370,699	$180,692	$(22,746)	$472,517

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description
We are a leading global provider of business and mission-critical IoT connectivity products, services and solutions. We help our customers create next-generation connected products to deploy, monitor and manage critical communications infrastructures and compliance standards in demanding environments with high levels of security and reliability. We have two reportable operating segments: (i) IoT Products & Services; and (ii) IoT Solutions.
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
Cash and Cash Equivalents
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
Accounts Receivable
Accounts receivable are stated at the amount we expect to collect. This amount is net of an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments and a reserve for future credit returns and pricing adjustments.  The following factors are considered when determining the collectability of specific customer accounts:  customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for credit losses.  Based on our assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to our allowance for credit losses.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the allowance for credit losses and a credit to accounts receivable. Estimated reserves for future credit returns and pricing adjustments are established based on an analysis of historical patterns of credit returns and price adjustments compared to received credit returns and distribution sales for the current period. Estimated reserves for future credit returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded. Estimated sales returns for our distributor stock rotation program are accounted for under the guidance of Accounting Standard Codification (ASC) 845 Nonmonetary Transactions.
The following table presents a reconciliation of the allowance for credit losses (in thousands):

	Year ended September 30,
	2021	2020
Balance at beginning of period	$3,778	$968
Additions	2,803	2,534
Uncollectible accounts charged to allowance, net of recoveries	(2,647)	276
Balance at end of period	$3,934	$3,778

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Inventories
Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.
Property, Equipment and Improvements, Net
Property, equipment and improvements are carried at cost, net of accumulated depreciation. Depreciation is provided by charges to operations using the straight-line method over the estimated asset useful lives. Furniture and fixtures, purchased software and other equipment are depreciated over a period of three years to ten years. Building improvements and buildings are depreciated over ten years and 39 years, respectively. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Long-lived assets to be held and used, such as property, equipment and improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
Identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. Impairment losses, if any, are recorded in the period the impairment is identified. There were no impairments identified in fiscal 2021, 2020 or 2019.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable assets acquired.  Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment.
We have two reportable operating segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 4 to the consolidated financial statements). Effective with the reorganization announcement on October 7, 2020 (see Note 10), our IoT Products & Services business is now structured to include four reporting units under the IoT Products & Services segment, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. We have four reporting units along with our IoT Solutions segment that have been tested individually for impairment.
Due to the reorganization on October 7, 2020 (see Note 10), we performed an interim impairment test in addition to our annual test as of June 30, 2021. Our goodwill impairment tests as of October 7, 2020 and June 30, 2021 indicated no impairment (see Note 3). During the fourth quarter of fiscal 2021, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 30, 2021, and we concluded that no additional impairment assessment was required.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Treasury Stock
We record treasury stock at cost. Treasury stock may be acquired from employees for tax withholding purposes related to vesting of restricted stock awards as part of our stock-based compensation program and issued pursuant to the Employee Stock Purchase Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Foreign Currency Translation
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. For our international subsidiaries, our statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the statement of operations. During fiscal 2021, 2020 and 2019 there were net transaction (losses) gains of $(0.1) million, $(0.6) million and $0.4 million, respectively that were recorded in other income, net. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Year ended September 30,
	2021	2020	2019
Numerator:
Net income	$10,366	$8,411	$9,958
Denominator:
Denominator basic net income per common share — weighted average shares outstanding	32,111	28,849	27,905
Effect of dilutive securities:
Stock options and restricted stock units	1,283	697	649
Denominator diluted net income per common share — adjusted weighted average shares	33,394	29,546	28,554

Net income per common share, basic	$0.32	$0.29	$0.36
Net income per common share, diluted	$0.31	$0.28	$0.35
Because their effect would be anti-dilutive at period end, certain potentially dilutive shares related to stock options to purchase common shares were excluded in the above computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares. For the years ended September 30, 2021, 2020 and 2019, such excluded stock options were 35,160, 1,143,411 and 744,513, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Potential Impacts of COVID-19 on our Business
The impact of the coronavirus ("COVID-19") pandemic coIntinues to unfold. The extent of the pandemic's effect on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact both within and outside the jurisdictions where we operate, the impact on governmental programs and budgets, the development of treatments or vaccines, and the timing and level of resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations. For a more detailed discussion see Part I, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.

Recent Accounting Developments
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
Issued
In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 is effective for our fiscal year beginning after September 30, 2021. We are currently evaluating the impact that adopting this new accounting standard would have on our condensed consolidated financial statements, but do not believe it will have a material effect.
2. ACQUISITIONS
Fiscal 2021 Acquisitions
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
The terms of the acquisition included an upfront cash payment as well as contingent consideration comprised of future earn-out payments. We funded the closing of the acquisition with $7.1 million of cash on hand. The future earn-out payments are based on Haxiot revenue performance and contractually are not to exceed $3.0 million and $5.0 million for the annual periods ending December 31, 2021 and December 31, 2022. The fair value amount of these earn-outs for the annual periods ending December 31, 2021 and December 31, 2022 are $— million and $5.9 million, respectively. In the third quarter of fiscal 2021, the preliminary purchase price allocation was updated, including related determination of fair value and income tax implications. As a result, we adjusted goodwill to $8.6 million and adjusted contingent consideration to $5.9 million.
For tax purposes, this acquisition is treated as a stock acquisition. The goodwill therefore is not deductible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. ACQUISITIONS (CONTINUED)
Costs directly related to the acquisition of $0.3 million in fiscal 2021 have been charged to operations and are included in general and administrative expense in our consolidated statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.
The following table summarizes the preliminary fair values of Haxiot assets acquired, net of $50 thousand of cash acquired, and liabilities assumed as of the acquisition date (in thousands).

Cash	$7,096
Contingent consideration	5,900
Total	$12,996

Fair value of net tangible assets acquired	$86
Identifiable intangible assets:
Customer relationships	3,900
Purchased and core technology	1,050
Trademarks	500
Deferred tax liability on identifiable intangible assets	(1,145)
Goodwill	8,605
Total	$12,996
Acquisition of Ctek, Inc.
On July 6, 2021, we acquired Ctek, Inc. ("Ctek"), a San Pedro, California-based provider that specializes in solutions for remote monitoring and industrial controls. The results of operations of Ctek are included in our fourth quarter fiscal 2021 results within our IoT Products & Services segment. Through the acquisition of Ctek, Digi is uniquely positioned to provide customers with both battery and hardwired options for the control and monitoring of critical infrastructure, from complex off-shore oil rig locations to localized deployments such as municipal park lighting. In addition, Ctek’s offering and existing client portfolio is set to further Digi’s reach in a rapidly expanding market.

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

Costs directly related to the acquisition of $0.3 million incurred in fiscal 2021 have been charged to operations and are included in general and administrative expense in our consolidated statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. ACQUISITIONS (CONTINUED)
The following table summarizes the preliminary fair values of Ctek assets acquired and liabilities assumed as of the acquisition date (in thousands).

Cash	$12,012
Contingent consideration	300
Working capital adjustment	422
Total	$12,734

Fair value of net tangible assets acquired	397
Identifiable intangible assets:
Customer relationships	5,100
Purchased and core technology	1,300
Trademarks	70
Backlog	1,000
Goodwill	4,867
Total	$12,734
Fiscal 2020 Acquisition
Acquisition of Opengear, Inc.
On December 13, 2019, we completed our acquisition of Opengear, Inc. ("Opengear"), a New Jersey-based provider of secure IT infrastructure products and software. Opengear results are included in our consolidated financial statements within our IoT Products & Services segment.
The terms of the acquisition included an upfront cash payment as well as contingent consideration comprised of future earn-out payments. We funded the closing of the acquisition with cash of $148.1 million comprised of cash on hand and proceeds from our credit facility (see Note 7 to the consolidated financial statements). The earn-out payments were based on revenue performance from Opengear for the twelve-month periods ended December 31, 2019 and ending December 31, 2020. The cumulative amount of these earn-outs for the periods ended December 31, 2019 and December 31, 2020, could have been up to $5.0 million and $10.0 million, respectively. We paid the first installment of $0.9 million for the period ended December 31, 2019 during the third quarter of fiscal 2020. The final payment of $10.0 million for the period ended December 31, 2020 was paid during the second quarter of fiscal 2021 (see Note 6 to the consolidated financial statements).
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
Costs directly related to the acquisition of $0.3 million incurred in fiscal 2019, $2.7 million incurred in fiscal 2020 and $0.3 million incurred in fiscal 2021 have been charged directly to operations and are included in general and administrative expenses in our consolidated statements of operations. These acquisition costs include legal, accounting, integration, valuation and investment banking fees.

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
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Identifiable Intangible Assets, Net
Amortizable identifiable intangible assets, net as of September 30, 2021 and 2020 were comprised of the following (in thousands):

	September 30, 2021			September 30, 2020
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$69,162	$(50,701)	$18,461	$76,011	$(55,482)	$20,529
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	23,491	(14,978)	8,513	22,836	(13,535)	9,301
Customer relationships	130,278	(39,973)	90,305	125,500	(34,232)	91,268
Non-compete agreements	600	(600)	—	600	(450)	150
Order backlog	1,000	(250)	750	—	—	—
Total	$224,643	$(106,614)	$118,029	$225,059	$(103,811)	$121,248
Amortization expense is included in our consolidated statements of operations in cost of sales and general and administrative expense. Amortization expense in cost of sales includes amortization for purchased and core technology and certain patents and trademarks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
Amortization expense for fiscal years 2021, 2020 and 2019 was as follows (in thousands):

Fiscal year	Total
2021	$16,534
2020	$14,754
2019	$8,818

Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal year	Total
2022	$16,570
2023	$13,579
2024	$12,865
2025	$9,408
2026	$9,176
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2019	$103,519	$49,903	$153,422
Acquisitions	56,242	—	56,242
Foreign currency translation adjustment	604	(133)	471
Balance on September 30, 2020	$160,365	$49,770	$210,135
Acquisition	13,472	—	13,472
Adjustments	847	—	847
Foreign currency translation adjustment	496	572	1,068
Balance on September 30, 2021	$175,180	$50,342	$225,522
No goodwill impairment has been recorded in any period presented.
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to have 2 reportable segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 4). Effective with the reorganization announcement on October 7, 2020 (see Note 10), our IoT Products & Services business is now structured to include four reporting units under the IoT Products & Services segment, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Due to the reorganization, we performed our fiscal third quarter 2021 annual impairment test for those four reporting units along with our IoT Solutions segment.

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
Results of our Fiscal 2021 Annual Impairment Test

As of June 30, 2021, we had a total of $32.7 million of goodwill for the Enterprise Routers reporting unit, $60.2 million of goodwill for the Console Servers reporting unit, $63.4 million of goodwill for the OEM Solutions reporting unit, $15.4 million of goodwill for the Infrastructure Management reporting unit and $49.5 million of goodwill for the IoT Solutions reporting unit. At June 30, 2021, fair value exceeded the carrying value by more than 20% for all five reporting units. Implied fair values for both reporting units were each calculated on a standalone basis using a weighted combination of the income approach and market approach. The implied fair values of each reporting unit were added together along with our unallocated assets to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the total market capitalization of $686.3 million as of June 30, 2021. This implied a range of control (deficit)/ premiums of (4.5)% to 5.4%. This range of control premiums fell below the control premiums observed in the last five years in the communications equipment industry. As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit.
Results of our October 7, 2020 Interim Impairment Test

As of October 7, 2020, we had a total of $32.7 million of goodwill for the Enterprise Routers reporting unit, $59.2 million of goodwill for the Console Servers reporting unit, $53.3 million of goodwill for the OEM Solutions reporting unit, $15.4 million of goodwill for the Infrastructure Mgmt. reporting unit and $49.5 million of goodwill for the IoT Solutions reporting unit. At October 7, 2020, fair value exceeded the carrying value for all five reporting units. Implied fair values for both reporting units were each calculated on a standalone basis using a weighted combination of the income approach and market approach. The implied fair values of each reporting unit were added together along with our unallocated assets to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the total market capitalization of $472.7 million as of October 7, 2020. This implied a range of control premiums of 5.0% to 10.0%. This range of control premiums fell below the control premiums observed in the last five years in the communications equipment industry. As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SEGMENT INFORMATION AND MAJOR CUSTOMERS
We have two reportable operating segments: (i) IoT Products & Services and (ii) IoT Solutions. This determination was made by considering both qualitative and quantitative information. The qualitative information included, but was not limited to, the following: the nature of the products and services and customers differ between the two segments, discrete financial information is available through operating income for both segments and the Chief Operating Decision Maker is reviewing both segments’ financial information separately to make decisions about the allocation of resources. Effective with the reorganization announcement on October 7, 2020 (see Note 10), our IoT Products & Services business is now structured to include four operating segments, each with a segment manager.
IoT Products & Services
Our IoT Products & Services segment is composed of the following four operating segments:
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
As the four operating segments have similar qualitative and quantitative factors, they are aggregated under the IoT Products & Services reportable segment. The qualitative factors include similar nature of products and services, production process, type or class of customers and methods used to distribute the products. The quantitative factors include similar operating income and gross profit. Our CODM reviews and makes business decisions which includes a primary review of operating income but also includes gross profit. Starting in the quarter ended December 31, 2020, the shared general and administrative costs are now allocated to each operating segment. Thus, our measure of segment profit or loss used by our CODM changed. As a result, our disclosed measure of segment operating income (loss) has been updated for all periods presented. The change to the business segment operating income aligns with the update to how the CODM assesses performance and allocates resources for our business segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
IoT Solutions
Our IoT Solutions segment offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on these vertical markets: food service, healthcare (primarily pharmacies and hospitals) and supply chain. The solutions are marketed as SmartSense by Digi®. We initially formed, expanded and enhanced our IoT Solutions segment through four acquisitions, the last of which was completed in October 2017.
We measure our segment results primarily by reference to revenue and gross profit. IoT Solutions revenue includes product, service and subscription revenue.
Summary operating results for each of our segments were as follows (in thousands):

	Year ended September 30,
	2021	2020	2019
Revenue
IoT Products & Services	$264,173	$249,530	$215,287
IoT Solutions	44,459	29,741	38,916
Total revenue	$308,632	$279,271	$254,203
Gross Profit
IoT Products & Services	$144,472	$129,349	$100,522
IoT Solutions	22,185	14,623	18,513
Total gross profit	$166,657	$143,972	$119,035
Operating Income (loss)
IoT Products & Services	$18,212	$27,216	$21,806
IoT Solutions	(7,684)	(15,899)	(11,734)
Total operating income	$10,528	$11,317	$10,072
Depreciation and Amortization
IoT Products & Services	$13,109	$11,521	$6,102
IoT Solutions	7,768	7,778	7,294
Total depreciation and amortization	$20,877	$19,299	$13,396
Total expended for property, plant and equipment was as follows (in thousands):

	Year ended September 30,
	2021	2020	2019
IoT Products & Services	$2,257	$878	$8,863
IoT Solutions*	—	21	472
Total expended for property, plant and equipment	$2,257	$899	$9,335
* Excluded from this amount is $1.8 million, $1.4 million and $1.1 million of transfers of inventory to property plant and equipment for subscriber assets for the year ended September 30, 2021, 2020 and 2019, respectively.
Total assets for each of our segments were as follows (in thousands):

	As of September 30,
	2021	2020
IoT Products & Services	$386,934	$387,578
IoT Solutions	80,165	86,975
Unallocated*	152,432	54,129
Total assets	$619,531	$528,682
*Unallocated consists of cash and cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
Net property, equipment and improvements by geographic location were as follows (in thousands):

	As of September 30,
	2021	2020
United States	$11,941	$11,297
International, primarily Europe	191	210
Total net property, equipment and improvements	$12,132	$11,507
Our U.S. export sales represented 26.2%, 25.1% and 28.5% of revenue for the fiscal years ended September 30, 2021, 2020 and 2019. No single customer exceeded 10% of revenue for any of the periods presented. At September 30, 2020, we had one customer whose accounts receivable balance represented 17.2% of total accounts receivable.
5. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	As of September 30,
	2021	2020
Accounts receivable, net:
Accounts receivable	$51,828	$65,027
Less allowance for credit losses	3,934	3,778
Less reserve for future credit returns and pricing adjustments	4,156	2,022
Total accounts receivable, net	$43,738	$59,227

Inventories:
Raw materials	$27,265	$14,009
Work in process	14	—
Finished goods	16,642	37,559
Total inventories	$43,921	$51,568

Property, equipment and improvements, net:
Land	$570	$570
Buildings	2,338	2,338
Improvements	9,367	7,844
Equipment	16,878	17,153
Purchased software	2,868	3,770
Furniture and fixtures	2,174	3,236
Subscriber assets	6,982	5,104
Total property, equipment and improvements, gross	41,177	40,015
Less accumulated depreciation and amortization	29,045	28,508
Total property, equipment and improvements, net	$12,132	$11,507

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE MEASUREMENTS
Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement: Level 1 (unadjusted quoted prices in active markets for identical assets or liabilities); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data). There were no transfers into or out of our Level 2 financial assets during fiscal 2021.
The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2021 using:
	Total carrying value at September 30, 2021	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent consideration on acquired business	$6,200	$—	$—	$6,200
Total liabilities measured at fair value	$6,200	$—	$—	$6,200

		Fair Value Measurements at September 30, 2020 using:
	Total carrying value at September 30, 2020	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent consideration on acquired businesses	$4,228	$—	$—	$4,228
Total liabilities measured at fair value	$4,228	$—	$—	$4,228
In connection with the October 2015 acquisition of Bluenica, we agreed to make contingent payments over a period of up to 4 years, subject to achieving specified revenue thresholds for sales of Bluenica products. The fair value of the liability for contingent consideration recognized was $10.4 million upon acquisition. We paid $0.5 million in fiscal 2017, no payments in fiscal 2018, $2.2 million in fiscal 2019 and the final installment of $2.9 million in fiscal 2020.
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
In connection with our acquisition of Accelerated, we agreed to make contingent payments, based upon certain sales thresholds of Accelerated products. The fair values of the liability for contingent consideration recognized upon acquisition of Accelerated on January 22, 2018 was $2.3 million. We paid the first installment of $3.5 million in fiscal 2019 and the final installment of $2.4 million in the third quarter of fiscal 2020.
In connection with our acquisition of Opengear, we agreed to make contingent payments, based upon certain revenue thresholds. We paid the first installment of $0.9 million during the third quarter of fiscal 2020. We paid the final installment of $10.0 million during the second quarter of fiscal 2021.
In connection with our acquisition of Haxiot, we agreed to make contingent earn-out payments, based upon certain revenue thresholds (see Note 2 to the consolidated financial statements). In the fiscal third quarter of fiscal 2021, the preliminary purchase price allocation was updated, including related determination of fair value and income tax implications. As a result, we adjusted goodwill to $8.6 million and adjusted contingent consideration to $5.9 million on our balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. FAIR VALUE MEASUREMENTS (CONTINUED)
In connection with our acquisition of Ctek, we agreed to make contingent earn-out payments, based upon certain revenue thresholds (see Note 2 to the consolidated financial statements). The fair value of the remaining liability for contingent consideration for the acquisition of Ctek was $0.3 million at September 30, 2021.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year ended September 30,
	2021	2020
Fair value at beginning of period	$4,228	$5,407
Purchase price contingent consideration	6,200	5,100
Contingent consideration payments	(10,000)	(6,151)
Change in fair value of contingent consideration	5,772	(128)
Fair value at end of period	$6,200	$4,228
The change in fair value of contingent consideration reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. Due to the timing of the acquisition, the fair value of the contingent consideration at September 30, 2021 is based on the probability of achieving the specified revenue thresholds for Haxiot and Ctek. As of September 30, 2021, contingent consideration associated with Haxiot and Ctek remain subject to future performance through December 31, 2022 and 2023, respectively.
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
Borrowings under the Credit Facility bear a variable interest rate of LIBOR plus an applicable margin spread from 1.25% to 3.25%. The amount of the applicable margin spread is a function of our leverage ratio and is reset monthly. In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder which is also reported in interest expense. Our weighted average interest rate at September 30, 2021 was 1.34%.
The debt issuance costs under the Prior Credit Facility totaled $2.6 million and is being amortized using the straight-line method over the term of the loan and reported in interest expense. The credit facility amendment was determined to be a modification so the existing costs will continue to be amortized over the term of the new facility. The balance remaining at September 30, 2021 was $2.3 million.
The Revolving Loan is due in a lump sum payment at maturity on March 15, 2026. The fair value of the Revolving Loan approximated carrying value at September 30, 2021.
On November 1, 2021, Digi entered into a second amended and restated credit agreement consisting of a $350 million term loan B secured loan and a $35 million revolving credit facility (See Note 17).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INDEBTEDNESS (CONTINUED)
The following table is a summary of our long-term indebtedness (in thousands):

	As of September 30,
	2021	2020
Revolving loan	$48,118	$15,000
Term loan	—	48,125
Total loans	48,118	63,125
Less unamortized issuance costs	(2,319)	(2,173)
Less current maturities of long-term debt	—	(1,972)
Total long-term debt, net of current portion	$45,799	$58,980

The following table is a summary of future maturities of our aggregate long-term debt at September 30, 2021 (in thousands):

Fiscal year	Amount
2022	$—
2023	—
2024	—
2025	—
2026	48,118
Total long-term debt	$48,118
Covenants and Security Interest
The agreements governing the Credit Facility contain a number of covenants. Among other thing, these covenants require us to maintain certain financial ratios (net leverage ratio and minimum fixed charge ratio). At September 30, 2021, we were in compliance with our debt covenants. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.
8. PRODUCT WARRANTY OBLIGATION
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is listed on our consolidated balance sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	accrued	made	September 30
2021	$942	$244	$(479)	$707
2020	$1,012	$666	$(736)	$942
2019	$1,172	$305	$(465)	$1,012

9. LEASES
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
Operating lease assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments. These assets and liabilities are recognized based on the present value of future payments over the lease term at the commencement date. We generally use a collateralized incremental borrowing rate based on information available at the commencement date, including the lease term, in determining the present value of future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. LEASES (CONTINUED)
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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	September 30, 2021	September 30, 2020
Assets
Operating leases	Operating lease right-of-use assets	$15,684	$14,334
Total lease assets		$15,684	$14,334

Liabilities
Operating leases	Current portion of operating lease liabilities	$2,633	$2,527
Operating leases	Operating lease liabilities	18,368	16,193
Total lease liabilities		$21,001	$18,720
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Statement of Operations Location	Year ended September 30, 2021	Year ended September 30, 2020
Operating lease cost	Cost of goods sold and SG&A	$3,504	$3,341
Variable lease cost	Cost of goods sold and SG&A	1,094	744
Short-term lease cost	Cost of goods sold and SG&A	127	175
Total lease cost		$4,725	$4,260
The following table presents supplemental information related to operating leases (in thousands):

	Year ended September 30, 2021	Year ended September 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$2,707	$2,893
Right-of-use assets obtained in exchange for new operating lease liabilities	3,785	1,073
Non-cash tenant improvement allowance	$1,000	$—

September 30, 2021
Weighted average remaining lease term - operating leases	8.9 years
Weighted average discount rate - operating leases	3.50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. LEASES (CONTINUED)
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2021 (in thousands):

Fiscal year	Amount
2022	$3,570
2023	3,288
2024	2,945
2025	2,821
2026	2,610
Thereafter	9,394
Total future undiscounted lease payments	24,628
Less imputed interest	(3,627)
Total reported lease liability	$21,001
10. RESTRUCTURING
Q1 FY2021 Restructuring
On October 7, 2020, our Board of Directors approved a reorganization of our IoT Products & Services business segment. The restructuring plan aligns the business segment's organization around product lines. Under this plan, we recorded a charge of $0.7 million for employee termination charges and eliminated 19 employment positions primarily in the U.S. during the three months ended December 31, 2020. In the second quarter of fiscal 2021 we recorded an additional $0.2 million related to this restructuring. In the third quarter of fiscal 2021 we recorded an additional $0.1 million related to this restructuring. The charges relating to this restructuring were fully paid during the fourth quarter of fiscal 2021.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. RESTRUCTURING (CONTINUED)
Below is a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	2021 Restructuring	2020 Restructuring	Manufacturing Transition	2017 Restructuring
	Employee Termination Costs	Employee Termination Costs	Employee Termination Costs	Employee Termination Costs	Other	Total
Balance at September 30, 2018	$—	$—	$147	$293	$13	$453
Restructuring charge	—	—	—	—	—	—
Payments	—	—	(108)	(233)	(18)	(359)
Reversals	—	—	(39)	(53)	5	(87)
Foreign currency fluctuation	—	—	—	(7)	—	(7)
Balance at September 30, 2019	—	—	—	—	—	—
Restructuring charge	—	133	—	—	—	133
Payments	—	(117)	—	—	—	(117)
Reversals	—	(16)	—	—	—	(16)
Foreign currency fluctuation	—	—	—	—	—	—
Balance at September 30, 2020	—	—	—	—	—	—
Restructuring charge	995	—	—	—	—	995
Payments	(935)	—	—	—	—	(935)
Reversals	—	—	—	—	—	—
Foreign currency fluctuation	(60)	—	—	—	—	(60)
Balance at September 30, 2021	$—	$—	$—	$—	$—	$—

11. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers:

	Year ended September 30,
($ in thousands)	2021	2020	2019
North America, primarily the United States	$227,923	$213,487	$184,022
Europe, Middle East & Africa	46,024	40,076	39,896
Rest of world	34,685	25,708	30,285
Total revenue	$308,632	$279,271	$254,203

The following table summarizes our revenue by the timing of revenue recognition:

	Year ended September 30,
($ in thousands)	2021	2020	2019
Transferred at a point in time	$274,960	$253,371	$231,387
Transferred over time	33,672	25,900	22,816
Total revenue	$308,632	$279,271	$254,203
Contract Balances
Contract Assets
Contract assets consist of subscriber assets.  These subscriber assets relate to fees in certain contracts that we charge our customers so they can begin using equipment. In these cases, we retain the ownership of the equipment that the customer uses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. REVENUE (CONTINUED)
The total net book value of subscriber assets was $1.9 million at September 30, 2021 and $2.0 million at September 30, 2020 and is included in property, equipment and improvements, net. Depreciation expense for these subscriber assets was $1.9 million, $1.5 million and $1.1 million for fiscal 2021, 2020 and 2019, respectively. We depreciate the cost of this equipment over its useful life (typically three years).
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
Changes in unearned revenue were:

	Year ended September 30,
($ in thousands)	2021	2020	2019
Unearned revenue, beginning of period	$9,341	$5,025	$3,933
Billings	48,972	35,213	43,071
Revenue recognized	(42,825)	(30,897)	(41,979)
Unearned revenue, end of period	$15,488	$9,341	$5,025

Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2021 approximately $17.4 million of revenue is expected to be recognized from remaining performance obligations for subscriptions contracts. We expect to recognize revenue on approximately $14.4 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize over a range of two years to seven years.
12. INCOME TAXES
The components of income before income taxes are (in thousands):

	Year ended September 30,
	2021	2020	2019
United States	$5,380	$3,756	$7,981
International	3,619	3,707	3,164
Income before income taxes	$8,999	$7,463	$11,145
The components of the income tax (benefit) expense are (in thousands):

	Year ended September 30,
	2021	2020	2019
Current:
Federal	$1,388	$709	$950
State	242	572	290
Foreign	1,678	1,128	746
Deferred:
Federal	(3,627)	(2,911)	(825)
State	(618)	—	—
Foreign	(430)	(446)	26
Income tax (benefit) expense	$(1,367)	$(948)	$1,187

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES (CONTINUED)
Net deferred tax (liability) asset consists of (in thousands):

	As of September 30,
	2021	2020
Non-current deferred tax asset	$439	$389
Non-current deferred tax liability	(13,493)	(17,171)
Net deferred tax liability	$(13,054)	$(16,782)

Depreciation and amortization	$(1,399)	$(1,037)
Lease asset	(3,683)	(3,415)
Lease liability	4,941	4,477
Inventories	755	979
Compensation costs	4,064	3,698
Other accruals	6,387	3,985
Tax credit carryforwards	3,026	6,021
Valuation allowance	(2,186)	(4,372)
Identifiable intangible assets	(24,959)	(27,118)
Net deferred tax (liability) asset	$(13,054)	$(16,782)
As of September 30, 2021, we had $2.5 million of tax carryforwards (net of reserves) related to state research and development tax credits. We also had $0.5 million of carryforwards consisting of a U.S. net operating losses of $0.2 million, non-U.S. net operating losses of $0.2 million and foreign tax credits of $0.1 million. The majority of our state research and development tax credits have a 15-year carryforward period. The majority of our non-U.S. net operating losses have an unlimited carryforward period. Our non-U.S. tax credit carryforwards will expire in 2034.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES (CONTINUED)
Our valuation allowance for certain U.S. and foreign locations was $2.2 million at September 30, 2021 and $4.4 million at September 30, 2020. The decrease in valuation allowance is primarily the result of the expiring U.S. capital loss carryforward of which had a corresponding valuation allowance. The deferred tax assets realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If future taxable income projections are not realized, an additional valuation allowance may be required. This would be reflected as income tax expense at the time that any such change in future taxable income is determined.
The reconciliation of the statutory federal income tax amount to our income tax (benefit) expense is (in thousands):

	Year ended September 30,
	2021	2020	2019
Statutory income tax amount	$1,890	$1,567	$2,341
Increase (decrease) resulting from:
State taxes, net of federal benefits	319	392	196
Transaction costs	60	143	—
Employee stock purchase plan	79	127	59
Foreign operations	556	431	225
Non-deductible executive compensation	150	115	171
Change in valuation allowance	(2,187)	173	520
Capital Loss Expiration	2,301	—	—
Utilization of research and development tax credits	(3,116)	(2,881)	(2,173)
Deferred balance sheet remeasure	(952)	—	9
ASU 2016-09 excess stock compensation	(1,131)	(673)	(56)
Contingent consideration	1,212	(27)	250
Changes from provision to return	(458)	(111)	(511)
Adjustment of tax contingency reserves	329	151	146
U.S. deduction for foreign export sales	(630)	(355)	(146)
Global intangible low-taxed income	33	31	162
Other, net	178	(31)	(6)
Income tax (benefit) expense	$(1,367)	$(948)	$1,187
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES (CONTINUED)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

	Year ended September 30,
	2021	2020	2019
Unrecognized tax benefits at beginning of fiscal year	$2,600	$1,713	$1,561
Increases related to:
Prior year income tax positions	40	756	9
Current year income tax positions	507	425	314
Decreases related to:
Prior year income tax positions	(155)	—	(34)
Settlements	—	(7)	—
Expiration of statute of limitations	(84)	(287)	(137)
Unrecognized tax benefits at end of fiscal year	$2,908	$2,600	$1,713
The total amount of unrecognized tax benefits ("UTB") at September 30, 2021 that, if recognized, would affect our effective tax rate was $2.7 million. We expect that it is reasonably possible that the total amounts of UTB will decrease by approximately $0.8 million over the next 12 months due to the expiration of various statutes of limitations. Of the $2.9 million of UTB, $2.3 million is included in non-current income taxes payable and $0.6 million is included with non-current deferred tax assets on the consolidated balance sheets at September 30, 2021.
We recognize interest and penalties related to income tax matters in income tax expense. During fiscal 2021 and 2020, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We accrued interest and penalties related to unrecognized tax benefits of $0.1 million at both September 30, 2021 and 2020. These accrued interest and penalties are included in our non-current income taxes payable on our consolidated balance sheets.
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
We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before fiscal year 2017. We are currently under U.S. federal examination for fiscal years 2018, and there is otherwise very limited audit activity of our income tax returns in U.S. state jurisdictions or international jurisdictions.
At September 30, 2021, the majority of undistributed foreign earnings are taxed under the one time transition tax and the global intangible low-taxed income ("GILTI") provision of the Tax Cuts and Jobs Act of 2017. Additionally, the previously un-taxed accumulated undistributed foreign earnings from prior fiscal years are still permanently reinvested and, as such, we have not accrued additional U.S. tax. It is our position that the earnings of our foreign subsidiaries are to be reinvested indefinitely to fund current operations and provide for future international expansion opportunities and only repatriate earnings to the extent that U.S. taxes have already been recorded. As of September 30, 2021, we are permanently reinvested with respect to previously non-taxed accumulated earnings in all jurisdictions.
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
14. STOCK-BASED COMPENSATION
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
The 2021 Plan authorizes the issuance of up to 1,400,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2021 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Performance stock unit awards ("PSUs") that have been granted to an executive will vest based on achievement of a cumulative adjusted earnings per share metric measured over a three-year period. Share-based compensation expenses recorded for this performance award is reevaluated at each reporting period based on the probability of achievement of the goal. The 2021 Plan is scheduled to expire on January 28, 2031. Options under the 2021 Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of RSUs and PSUs is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested restricted stock units or performance stock units, we issue new shares of stock. As of September 30, 2021, there were approximately 1,413,615 shares available for future grants under the 2021 Plan.
The 2020 Plan, under which grants ceased upon approval of the 2021 Plan, authorized the issuance of up to 1,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants included our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provided services to us or our affiliates. Options that have been granted under the 2020 Plan typically vested over a four-year period and expired if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that were granted to directors typically vested in one year. RSUs that were granted to executives and employees typically vested in January over a four-year period. Awards may no longer be granted under the 2020 Plan as grants ceased upon approval of the 2021 Plan effective January 29, 2021 at the Annual Meeting of Stockholders. The exercise price of options and the grant date price of restricted stock units was determined by our Compensation Committee but could be less than the fair market value of our common stock based on the closing price on the date of grant.
Cash received from the exercise of stock options was $8.5 million, $5.9 million and $4.9 million for the twelve months ended September 30, 2021, 2020 and 2019, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During fiscal 2021, 2020 and 2019 our employees forfeited 116,195, 103,492 and 93,128 shares, respectively in order to satisfy $2.1 million, $1.8 million and $1.1 million, respectively, of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK-BASED COMPENSATION (CONTINUED)
We sponsor an Employee Stock Purchase Plan, as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "Purchase Plan"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the Purchase Plan, ratified by our stockholders on January 29, 2020, increased the total number of shares to 3,425,000 that may be purchased under the plan. Employee contributions to the Purchase Plan were $1.2 million, $1.1 million and $1.1 million in fiscal 2021, 2020 and 2019, respectively. Pursuant to the Purchase Plan, 78,644, 117,826, and 111,036 shares of common stock were issued to employees during fiscal 2021, 2020 and 2019, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2021, 633,070 shares of common stock were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as (in thousands):

	Year ended September 30,
	2021	2020	2019
Cost of sales	$371	$291	$174
Sales and marketing	2,069	2,318	1,708
Research and development	1,032	1,197	996
General and administrative	4,663	3,431	2,777
Stock-based compensation before income taxes	8,135	7,237	5,655
Income tax benefit	(1,755)	(1,523)	(1,174)
Stock-based compensation after income taxes	$6,380	$5,714	$4,481
Stock Options
Below is a summary of our stock options as of September 30, 2021 and changes during the twelve months then ended (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercised Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2020	3,393	$12.20
Granted	531	17.78
Exercised	(742)	11.47
Forfeited / Canceled	(230)	14.66
Balance at September 30, 2021	2,952	$13.20	3.6	$23,232

Exercisable at September 30, 2021	1,927	$11.55	2.5	$18,246
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $21.02 as of September 30, 2021, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2021, 2020 and 2019 was $6.5 million, $3.7 million and $2.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK-BASED COMPENSATION (CONTINUED)
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Year ended September 30,
	2021	2020	2019
Weighted average per option grant date fair value	$6.97	$6.17	$4.48
Assumptions used for option grants:
Risk free interest rate	0.51% - 1.035%	0.37% - 1.73%	1.60% - 2.93%
Expected term	6.00 years	6.00 years	6.00 years
Expected volatility	44% - 46%	36% - 44%	33% - 35%
Weighted average volatility	45%	36%	34%
Expected dividend yield	0%	0%	0%
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
As of September 30, 2021, the total unrecognized compensation cost related to non-vested stock-based compensation arrangements, net of expected forfeitures, was $5.7 million. The related weighted average period over which this cost is expected to be recognized was approximately 1.8 years.
As of September 30, 2021, the weighted average exercise price and remaining life of the stock options were (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Vested	Weighted Average Exercise Price
$7.40 - $9.35	463	1.26	$8.44	463	$8.44
$9.70 - $10.81	470	2.00	$10.32	455	$10.32
$10.96 - $11.87	463	3.64	$11.55	323	$11.57
$12.48 - $13.50	414	2.15	$13.14	413	$13.14
$13.76 - $16.75	453	5.64	$15.28	93	$13.81
$17.10 - $17.94	593	5.53	$17.56	171	$17.75
$18.20 - $25.15	96	6.20	$21.63	9	$18.20
$7.40 - $25.15	2,952	3.57	$13.20	1,927	$11.55
The total grant date fair value of shares vested was $2.6 million, $3.7 million and $3.5 million in each of fiscal 2021, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK-BASED COMPENSATION (CONTINUED)
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units as of September 30, 2021 and changes during the twelve months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2020	972	$13.20	—	$—
Granted	366	$18.76	18	$25.15
Vested	(373)	$12.80	—	$—
Canceled	(153)	$14.12	—	$—
Nonvested at September 30, 2021	812	$15.72	18	$25.15
As of September 30, 2021, the total unrecognized compensation cost related to non-vested restricted stock units was $9.2 million. The related weighted average period over which this cost is expected to be recognized was approximately 1.3 years.
15. EMPLOYEE BENEFIT PLANS
We currently have a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the Code), whereby eligible employees may contribute up to 25% of their pre-tax earnings subject to certain limits under law.
We provide a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. The employer matching contribution was reinstated for all employees after a suspension effective May 3, 2020 and ending on December 31, 2020 in the United States and Canada. We provided matching contributions of $2.4 million for fiscal 2021, $1.7 million for fiscal 2020 and $1.8 million for fiscal 2019. In addition, we may make contributions to the plan at the discretion of the Board of Directors.
16. COMMITMENTS AND CONTINGENCIES
Leases
We lease certain of our buildings and equipment under noncancelable lease agreements. Please refer to Note 9 to our consolidated financial statements for additional information.
Litigation
In November 2018, DimOnOff Inc., a company headquartered in Quebec City, Quebec, Canada ("DimOnOff"), which sells control systems in the building automation and street lighting markets sued us and a former distributor from whom DimOnOff purchased certain Digi products. The suit was brought in the Superior Court of the Province of Quebec in the District of Quebec (Canada) and alleges certain Digi products it purchased and incorporated into street lighting systems in a Canadian city were defective causing some of the street lights to malfunction.  It alleged damages of just over CAD 1.0 million.  During the second quarter of fiscal 2021, the lawsuit was settled and no payment will be made by us. However, we will be providing DimOnOff reduced product pricing on a limited number of products for an amount substantially lower than what was claimed in the lawsuit.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. SUBSEQUENT EVENTS
Acquisition of Ventus Holdings
On November 1, 2021, we acquired Ventus Networks, LLC for approximately $348 million in cash. Ventus is a privately-held leader in MNaaS solutions that simplify the complexity of enterprise WAN connectivity. The acquisition was funded through a combination of cash on hand and debt financing under a $350 million credit facility committed by BMO Harris Bank N.A. Due to the timing of the acquisition, preliminary purchase price allocation has not yet been completed.
Second Amended and Restated Senior Secured Credit Facility
On November 1, 2021, Digi entered into a second amended and restated credit agreement consisting of a $350 million term loan B secured loan and a $35 million revolving credit facility. The $35 million revolving credit facility, which presently has no outstanding balance, includes a $10 million letter of credit subfacility and $10 million swingline subfacility. Amounts under the term loan will be repaid in quarterly installments on the last day of each fiscal quarter, with an annual amortization rate of 1%. The remaining outstanding balance is due to be repaid in full after seven years.
Borrowings under this credit facility bear a variable interest rate of LIBOR plus an applicable margin spread from 3.75% to 4.00%. The amount of the applicable margin spread is a function of our leverage ratio and is reset monthly. In addition to paying interest on the outstanding balance under the credit facility, we are required to pay a commitment fee on the non-utilized commitments thereunder which is also reported in interest expense.
If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Loan, we will be in default. We are also required to comply with several financial covenants under the Credit Agreement. Our ability to comply with such financial covenants may be affected by events beyond our control, which could result in a default under the Credit Agreement; such default may have a material adverse effect on our business, financial condition, operating results or cash flows.
The Term Loan contains some affirmative covenants and the Revolving Credit Facility contains customary affirmative and negative covenants, including covenants that restrict the ability of Digi and its subsidiaries to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on its assets or rate management transactions, subject to certain limitations. These restrictions could adversely affect our business.
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
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Security Exchange Act of 1934, as amended) were effective and provide reasonable assurance on the reliability of our financial reporting and the preparation of Digi's financial statements for external purposes in accordance with generally accepted accounting principles.

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
In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013). Based on this assessment, management concluded that Digi's internal control over financial reporting was effective as of September 30, 2021 based on Internal Control–Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of September 30, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Digi International Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Digi International Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2021, and our report dated November 24, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
November 24, 2021

ITEM 9B. OTHER INFORMATION
None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated into this item by reference is the information appearing under the headings "Proposal No. 1 - Election of Directors", "Security Ownership of Principal Stockholders and Management" and, if applicable, "Delinquent Section 16(a) Reports" in our Proxy Statement for our 2022 Annual Meeting of Stockholders we intend to file with the SEC (the "Proxy Statement").
Information about our Executive Officers
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Ronald E. Konezny	53	President and Chief Executive Officer
James J. Loch	49	Senior Vice President, Chief Financial Officer and Treasurer
Kevin C. Riley	60	President, IoT Solutions
Tracy L. Roberts	59	Vice President of Technology Services
David H. Sampsell	53	Vice President of Corporate Development, General Counsel and Corporate Secretary
Terrence G. Schneider	55	Vice President Supply Chain Management
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

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statement and Schedules of Digi (filed as part of this Annual Report on Form 10-K)
1.	Consolidated Statements of Operations for fiscal years ended September 30, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income for fiscal years ended September 30, 2021, 2020 and 2019
Consolidated Balance Sheets as of September 30, 2021 and 2020
Consolidated Statements of Cash Flows for fiscal years ended September 30, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for fiscal years ended September 30, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
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
Incorporated by Reference
2	(c)
Purchase Agreement dated as of November 1, 2021 by and among Keith Charette, Steven Glaser, The Keith R. Charette DE Incomplete – Gift Non-Grantor Trust, Ventus Networks, LLC, Ventus Holdings, LLC, Ventus IP Holdings, LLC, Ventus Wireless Services, Inc., Ventus Wireless CA, Inc., VClipz, Inc., and Digi International Inc.* (3)
Incorporated by Reference
3	(a)	Restated Certificate of Incorporation, as amended (4)	Incorporated by Reference
3	(b)	Amended and Restated By-Laws (5)	Incorporated by Reference
4		Description of Securities	Filed Electronically
10	(a)	Digi International Inc. Employee Stock Purchase Plan as amended and restated as of December 10, 2019** (6)	Incorporated by Reference
10	(b)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009** (7)	Incorporated by Reference
10	(b)(i)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2000 Omnibus Stock Plan before January 26, 2010)** (8)	Incorporated by Reference
10	(b)(ii)
Form of Notice of Grant of Stock Options and Option Agreement (amended form for grants under Digi International Inc. 2000 Omnibus Stock Plan on or after January 26, 2010 provided Addendum 1A applies only to certain grants made on and after November 22, 2011)** (9)
Incorporated by Reference
10	(c)	Digi International Inc. 2013 Omnibus Incentive Plan** (10)	Incorporated by Reference
10	(c)(i)
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
Incorporated by Reference
10	(d)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)** (14)	Incorporated by Reference

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(e)	Digi International Inc. 2016 Omnibus Incentive Plan** (15)	Incorporated by Reference
10	(e)(i)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)** (16)	Incorporated by Reference
10	(e)(ii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)** (17)	Incorporated by Reference
10	(e)(iii)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2016 Omnibus Incentive Plan)** (18)	Incorporated by Reference
10	(f)	Digi International Inc. 2017 Omnibus Incentive Plan** (19)	Incorporated by Reference
10	(f)(i)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)** (20)	Incorporated by Reference
10	(f)(ii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)** (21)	Incorporated by Reference
10	(f)(iii)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2017 Omnibus Incentive Plan)** (22)	Incorporated by Reference
10	(g)	Digi International Inc. 2018 Omnibus Incentive Plan** (23)	Incorporated by Reference
10	(g)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (24)	Incorporated by Reference
10	(g)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (25)	Incorporated by Reference
10	(g)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (26)	Incorporated by Reference
10	(g)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (27)	Incorporated by Reference
10	(h)	Digi International Inc. 2019 Omnibus Incentive Plan** (28)	Incorporated by Reference
10	(h)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (29)	Incorporated by Reference
10	(h)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (30)	Incorporated by Reference
10	(h)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (31)	Incorporated by Reference
10	(h)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (32)	Incorporated by Reference
10	(i)	Digi International Inc. 2020 Omnibus Incentive Plan** (33)	Incorporated by Reference
10	(i)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (34)	Incorporated by Reference
10	(i)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (35)	Incorporated by Reference
10	(i)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (36)	Incorporated by Reference
10	(i)(iv)	Form of (Executive) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (37)	Incorporated by Reference
10	(i)(v)	Form of (Employee) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (38)	Incorporated by Reference
10	(j)	Digi International Inc. 2021 Omnibus Incentive Plan**(39)	Incorporated by Reference
10	(j)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (40)	Incorporated by Reference

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(j)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (41)	Incorporated by Reference
10	(j)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (42)	Incorporated by Reference
10	(j)(iv)	Form of (Executive) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (43)	Incorporated by Reference
10	(j)(v)	Form of (Employee) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (44)	Incorporated by Reference
10	(j)(vi)	Form of (Executive) Performance Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (45)	Incorporated by Reference
10	(k)	Form of indemnification agreement with directors and officers of the Company** (46)	Incorporated by Reference
10	(l)	Employment Agreement between the Company and Ronald E. Konezny dated November 26, 2014** (47)	Incorporated by Reference
10	(m)	Offer letter with David H. Sampsell dated as of April 8, 2011** (48)	Incorporated by Reference
10	(n)	Employment Agreement with Kevin C. Riley dated January 23, 2013** (49)	Incorporated by Reference
10	(o)	Offer letter with Michael A. Ueland dated September 27, 2016** (50)	Incorporated by Reference
10	(p)	Offer letter with Michael A. Ueland dated October 29, 2018** (51)	Incorporated by Reference
10	(q)	Offer letter with James J. Loch dated May 1, 2019** (52)	Incorporated by Reference
10	(r)
Amended and Restated Credit Agreement dated as of March 15, 2021 with BMO Harris Bank N.A., as administrative agent and collateral agent, BMO Capital Markets Corp., as joint lead arranger and sole bookrunner, and Silicon Valley bank, as joint lead arranger and syndication agent, and the other lenders from time to time party thereto*** (53)
Incorporated by Reference
10	(s)
Second Amended and Restated Credit Agreement dated as of November 1, 2021, by and among Digi International Inc., as the Borrower, BMO Harris Bank N.A., as administrative agent and collateral agent, BMO Capital Markets Corp., as sole lead arranger and book runner, and the other lenders from time to time party thereto*** (54)
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
101
The following financial statements from the Annual Report on Form 10-K for the year ended September 30, 2021, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements.
Filed Electronically

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number	Description	Method of Filing

104	The cover page from Digi International Inc.'s Annual Report on Form 10-K for the year ended September 30, 2021 is formatted in iXBRL (included in Exhibit 101).	Filed Electronically
____________________________
*     Certain schedules and exhibits have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.
**    Management compensatory contract or arrangement required to be included as an exhibit to this Annual Report on Form 10-K.
*** Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.

(1)    Incorporated by reference to Exhibit 2.1 to Form 8-K filed October 25, 2017.
(2)    Incorporated by reference to Exhibit 2.1 to Form 8-K filed November 8, 2019.
(3) Incorporated by reference to Exhibit 2.1 to Form 8-K filed November 1, 2021.
(4)    Incorporated by reference to Exhibit 3(a) to Form 10‑K for the year ended September 30, 1993 (File no. 0‑17972).
(5)    Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 30, 2020.
(6)    Incorporated by reference to Exhibit 10.a to Form 10-Q filed for the quarter ended March 31, 2020.
(7)    Incorporated by reference to Exhibit 10(a) to Form 8-K filed January 29, 2010.
(8)    Incorporated by reference to Exhibit 10(o) to Form 10-K for the year ended September 30, 2008.
(9)    Incorporated by reference to Exhibit 10(e)(ii) to Form 10-K for the year ended September 30, 2011.
(10)    Incorporated by reference to Exhibit 99 to Registration Statement on Form S-8 filed on April 16, 2013.
(11)    Incorporated by reference to Exhibit 10(a)(i) to Form 10-Q for the quarter ended March 31, 2013.
(12)    Incorporated by reference to Exhibit 99 to Registration Statement on Form S-8 filed on March 12, 2014.
(13)    Incorporated by reference to Exhibit 10(b)(i) to Form 10-Q for the quarter ended March 31, 2014.
(14)    Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2014.
(15)     Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 11, 2015.
(16)    Incorporated by reference to Exhibit 10(a)(ii) to Form 10-Q for the quarter ended March 31, 2016.
(17)    Incorporated by reference to Exhibit 10(a)(iii) to Form 10-Q for the quarter ended March 31, 2016.
(18)    Incorporated by reference to Exhibit 10(a)(iv) to Form 10-Q for the quarter ended March 31, 2016.
(19)    Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 16, 2016.
(20)    Incorporated by reference to Exhibit 10(b)(ii) to Form 10-Q for the quarter ended March 31, 2017.
(21)    Incorporated by reference to Exhibit 10(b)(iii) to Form 10-Q for the quarter ended March 31, 2017.
(22)    Incorporated by reference to Exhibit 10(b)(iv) to Form 10-Q for the quarter ended March 31, 2017.
(23)    Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 8, 2017.
(24)    Incorporated by reference to Exhibit 10(a)(i) to Form 10-Q for the quarter ended March 31, 2018.
(25)    Incorporated by reference to Exhibit 10(a)(ii) to Form 10-Q for the quarter ended March 31, 2018.
(26)    Incorporated by reference to Exhibit 10(a)(iii) to Form 10-Q for the quarter ended March 31, 2018.
(27)    Incorporated by reference to Exhibit 10(a)(iv) to Form 10-Q for the quarter ended March 31, 2018.
(28)    Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 14, 2018.
(29)    Incorporated by reference to Exhibit 10(a)(i) to Form 10-Q for the quarter ended March 31, 2019.
(30)    Incorporated by reference to Exhibit 10(a)(ii) to Form 10-Q for the quarter ended March 31, 2019.
(31)    Incorporated by reference to Exhibit 10(a)(iii) to Form 10-Q for the quarter ended March 31, 2019.
(32)    Incorporated by reference to Exhibit 10(a)(iv) to Form 10-Q for the quarter ended March 31, 2019.
(33)    Incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2020.
(34)    Incorporated by reference to Exhibit 10(b)(i) to Form 10-Q for the quarter ended March 31, 2020.
(35)    Incorporated by reference to Exhibit 10(b)(ii) to Form 10-Q for the quarter ended March 31, 2020.
(36)    Incorporated by reference to Exhibit 10(b)(iii) to Form 10-Q for the quarter ended March 31, 2020.
(37)    Incorporated by reference to Exhibit 10(b)(iv) to Form 10-Q for the quarter ended March 31, 2020.
(38)    Incorporated by reference to Exhibit 10(b)(v) to Form 10-Q for the quarter ended March 31, 2020.
(39) Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 4, 2021.
(40) Incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2021.
(41) Incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2021.
(42) Incorporated by reference to Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2021.
(43) Incorporated by reference to Exhibit 10(e) to Form 10-Q for the quarter ended March 31, 2021.
(44) Incorporated by reference to Exhibit 10(f) to Form 10-Q for the quarter ended March 31, 2021.

(45) Incorporated by reference to Exhibit 10(g) to Form 10-Q for the quarter ended March 31, 2021.
(46) Incorporated by reference to Exhibit 10 to Form 10‑Q for the quarter ended June 30, 2010.
(47) Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2014.
(48) Incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended September 30, 2013.
(49) Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 2017.
(50) Incorporated by reference to Exhibit 10(o) to Form 10-K for the year ended September 30, 2019.
(51) Incorporated by reference to Exhibit 10.O to Form 10-K for the year ended September 30, 2018.
(52) Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2019.
(53) Incorporated by reference to Exhibit 10.1 to Form 8-K filed March 19, 2021.
(54) Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 1, 2021.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 24, 2021.

DIGI INTERNATIONAL INC.
By: /s/ Ronald E. Konezny Ronald E. Konezny President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 24, 2021.

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

By: /s/ Ronald E. Konezny Ronald E. Konezny Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to Other Accounts	Deductions	Balance at end of period
Valuation allowance - deferred tax assets
September 30, 2021	$4,372	$(2,186)	$—	$—	$2,186
September 30, 2020	$3,810	$670	$—	$108	$4,372
September 30, 2019	$3,291	$529	$—	$10	$3,810

Reserve for future credit returns and pricing adjustments
September 30, 2021	$1,476	$15,477	$—	$16,023	$930
September 30, 2020	$2,677	$17,816	$—	$19,017	$1,476
September 30, 2019	$2,560	$12,640	$—	$12,523	$2,677