Form 10-Q
period 2021-12-31
DIGI INTERNATIONAL INC
filed 2022-02-04
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On February 1, 2022, there were 34,994,099 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2021	2020
	(in thousands, except per share data)
Revenue:
Product	$63,798	$62,604
Service	20,459	10,542
Total revenue	84,257	73,146
Cost of sales:
Cost of product	29,239	27,776
Cost of service	5,748	3,237
Amortization	1,389	1,114
Total cost of sales	36,376	32,127
Gross profit	47,881	41,019
Operating expenses:
Sales and marketing	15,319	14,924
Research and development	13,412	11,093
General and administrative	15,242	14,415
Restructuring charge	109	733
Total operating expenses	44,082	41,165
Operating income (loss)	3,799	(146)
Other expense, net:
Interest income	5	—
Interest expense	(4,903)	(402)
Other expense, net	(102)	(192)
Total other expense, net	(5,000)	(594)
Loss before income taxes	(1,201)	(740)
Income tax benefit	(2,388)	(433)
Net income (loss)	$1,187	$(307)

Net income (loss) per common share:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)
Weighted average common shares:
Basic	34,560	29,374
Diluted	35,767	29,374

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended December 31,
	2021	2020
	(in thousands)
Net income (loss)	$1,187	$(307)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(212)	1,872
Other comprehensive (loss) income	(212)	1,872
Comprehensive income	$975	$1,565
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2021	September 30, 2021
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$47,188	$152,432
Accounts receivable, net	49,359	43,738
Inventories	51,874	43,921
Other current assets	8,281	6,567
Total current assets	156,702	246,658
Property, equipment and improvements, net	27,058	12,132
Operating lease right-of-use assets	15,891	15,684
Intangible assets, net	322,794	118,029
Goodwill	342,498	225,522
Deferred tax assets	8	439
Other non-current assets	1,279	1,067
Total assets	$866,230	$619,531
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,148	$—
Accounts payable	22,880	22,586
Accrued compensation	10,368	12,934
Unearned revenue	22,136	13,589
Contingent consideration on acquired businesses	6,100	20
Current portion of operating lease liabilities	2,884	2,633
Other current liabilities	3,795	7,179
Total current liabilities	79,311	58,941
Income taxes payable	2,254	2,334
Deferred tax liabilities	14,794	13,493
Long-term debt	275,340	45,799
Operating lease liabilities	18,225	18,368
Other non-current liabilities	2,274	8,079
Total liabilities	392,198	147,014
Commitments and Contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 41,412,712 and 40,653,035 shares issued	414	407
Additional paid-in capital	372,797	370,699
Retained earnings	181,879	180,692
Accumulated other comprehensive loss	(22,958)	(22,746)
Treasury stock, at cost, 6,447,449 and 6,390,645 shares	(58,100)	(56,535)
Total stockholders' equity	474,032	472,517
Total liabilities and stockholders' equity	$866,230	$619,531

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2021	2020
	(in thousands)
Operating activities:
Net income (loss)	$1,187	$(307)
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation of property, equipment and improvements	1,553	1,089
Amortization of intangible assets	6,309	3,961
Stock-based compensation	2,017	1,745
Deferred income tax provision	1,732	750
Change in fair value of contingent consideration	—	5,772
Provision for bad debt and product returns	414	(518)
Provision for inventory obsolescence	600	600
Restructuring charge	109	733
Other	25	118
Changes in operating assets and liabilities (net of acquisitions)	(23,831)	(5,631)
Net cash (used for) provided by operating activities	(9,885)	8,312
Investing activities:
Acquisition of businesses, net of cash acquired	(347,593)	—
Purchase of property, equipment, improvements and certain other intangible assets	(454)	(777)
Net cash used in investing activities	(348,047)	(777)
Financing activities:
Proceeds from long-term debt	350,000	—
Payments on long-term debt	(95,799)	(15,625)
Proceeds from stock option plan transactions	4,227	3,944
Proceeds from employee stock purchase plan transactions	321	334
Taxes paid for net share settlement of share-based payment options and awards	(6,025)	(1,446)
Net cash provided by (used for) financing activities	252,724	(12,793)
Effect of exchange rate changes on cash and cash equivalents	(36)	392
Net decrease in cash and cash equivalents	(105,244)	(4,866)
Cash and cash equivalents, beginning of period	152,432	54,129
Cash and cash equivalents, end of period	$47,188	$49,263

Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	$(699)	$(882)
Tenant improvement allowance	$—	$1,000
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(16)	$(452)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

					Additional		Accum. Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances, September 30, 2020	35,513	$355	6,353	$(55,109)	$279,741	$170,330	$(23,817)	$371,500
Net loss	—	—	—	—	—	(307)	—	(307)
Other comprehensive income	—	—	—	—	—	—	1,872	1,872
Employee stock purchase plan issuances	—	—	(25)	222	112	—	—	334
Taxes paid for net share settlement of share-based payment awards	—	—	84	(1,446)	—	—	—	(1,446)
Issuance of stock under stock award plans	577	6	—	—	3,938	—	—	3,944
Stock-based compensation expense	—	—	—	—	1,745	—	—	1,745
Balances, December 31, 2020	36,090	$361	6,412	$(56,333)	$285,536	$170,023	$(21,945)	$377,642

Balances, September 30, 2021	40,653	$407	6,391	$(56,535)	$370,699	$180,692	$(22,746)	$472,517
Net income	—	—	—	—	—	1,187	—	1,187
Other comprehensive loss	—	—	—	—	—	—	(212)	(212)
Employee stock purchase plan issuances	—	—	(18)	161	160	—	—	321
Taxes paid for net share settlement of share-based payment options and awards	—	—	74	(1,726)	(4,299)	—	—	(6,025)
Issuance of stock under stock award plans	760	7	—	—	4,220	—	—	4,227
Stock-based compensation expense	—	—	—	—	2,017	—	—	2,017
Balances, December 31, 2021	41,413	$414	6,447	$(58,100)	$372,797	$181,879	$(22,958)	$474,032
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited condensed consolidated financial statements of Digi International Inc. ("we", "us", "our", "Digi" or "the Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission applicable to interim financial statements. While these financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the year ended September 30, 2021 (the "2021 Financial Statements"). We use the same accounting policies in preparing quarterly and annual financial statements. The quarterly results of operations are not necessarily indicative of the results to be expected for the full year.
Potential Impacts of COVID-19 on our Business
The impact of the coronavirus ("COVID-19") pandemic continues to unfold. The extent of the pandemic's effect on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Future developments include the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact both within and outside the jurisdictions where we operate, the impact on governmental programs and budgets, the development of treatments or vaccines, and the timing and level of resumption of widespread economic activity. Due to the inherent uncertainty of the unprecedented and rapidly evolving situation, we are unable to predict with any confidence the likely impact of the COVID-19 pandemic on our future operations. For a more detailed discussion see Part I, Item 1 in our Annual Report on Form 10-K for the year ended September 30, 2021 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Form 10-Q.
Recently Issued Accounting Pronouncements
Adopted
In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. We adopted this standard in the first quarter of fiscal 2022.

2. ACQUISITIONS
Acquisition of Ventus
On November 1, 2021, we acquired Ventus Networks, LLC ("Ventus") for approximately $350 million in cash. The acquisition was funded through a combination of cash on hand and debt financing under a $350 million credit facility committed by BMO Harris Bank N.A.
For tax purposes, this acquisition is treated as an asset acquisition. We believe this is a complementary acquisition for us as it significantly enhances our IoT Solutions segment by enhancing Digi's service portfolio and immediately extends the company's market reach with a Managed Network-as-a-Service ("MNaaS") solutions offering.
Costs directly related to the acquisition of $3.1 million incurred fiscal year to date 2022 have been charged to operations and are included in general and administrative expense in our condensed statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.
The following table summarizes the preliminary fair values of Ventus assets acquired and liabilities assumed as of the acquisition date (in thousands).

Cash	$350,000

Fair value of net tangible assets acquired	$22,110
Identifiable intangible assets:
Customer relationships	179,000
Purchased and core technology	16,000
Trademarks	16,000
Goodwill	116,890
Total	$350,000
The condensed consolidated balance sheet as of December 31, 2021 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Given the timing of the Ventus acquisition, the estimated fair value of the net assets acquired, liabilities assumed and identifiable intangible assets are preliminary and remain subject to change. Included in the fair value of net tangible assets acquired was $0.9 million of right-of-use asset included in other non-current assets and $0.9 million of lease liability included in other current liabilities and other non-current liabilities associated with Ventus’s operating leases. Due to the timing of the acquisition, preliminary purchase price allocation has not yet been completed.
The preliminary weighted average useful life for all the identifiable intangibles listed above is estimated to be 19.2 years. For purposes of determining fair value, the existing customer relationships identified above are assumed to have a useful life of 20.5 years, purchased and core technology is assumed to have useful life of 11 years and trademarks are assumed a useful life of 13 years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method which reflects the pattern in which the assets are expected to be consumed.
The following consolidated pro forma information is presented as if the acquisition had occurred on October 1, 2020 (in thousands):

	Three months ended December 31,
	2021	2020
Net sales	$89,322	$84,988
Net income	(3,653)	(7,783)
Pro forma net income has been adjusted to include interest expense related to debt incurred as a result of the acquisition, amortization on the fair value of the intangibles acquired and remove any costs incurred with the sale transaction. Net income for the three months ended December 31, 2020 was adjusted to include acquisition-related costs of $3.1 million.

3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income (loss) per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2021	2020
Numerator:
Net income (loss)	$1,187	$(307)

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	34,560	29,374
Effect of dilutive securities:
Stock options and restricted stock units	1,207	—
Denominator for diluted net income per common share — adjusted weighted average shares	35,767	29,374

Net income (loss) per common share, basic	$0.03	$(0.01)
Net income (loss) per common share, diluted	$0.03	$(0.01)
For the three months ended December 31, 2021 and 2020, there were 35,160 and 547,045 potentially dilutive shares, respectively. These potentially dilutive shares were related to stock options to purchase common shares that were not included in the above computation of diluted earnings per common share since the options' exercise prices were greater than the average market price of our common shares. In addition, due to the net loss for the three months ended December 31, 2020, there were 1,157,727 common stock options and restricted stock units that were not included in the above computation of diluted earnings per share.
4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	December 31, 2021	September 30, 2021
Accounts receivable, net:
Accounts receivable	$57,863	$51,828
Less allowance for credit losses	3,827	3,934
Less reserve for future credit returns and pricing adjustments	4,677	4,156
Accounts receivable, net	$49,359	$43,738
Inventories:
Raw materials	$31,707	$27,279
Finished goods	20,167	16,642
Inventories	$51,874	$43,921

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
The following tables provide information by level for financial liabilities that are measured at fair value on a recurring basis (in thousands):

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2021	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration on acquired business	$6,200	$—	$—	$6,200
Total liabilities measured at fair value	$6,200	$—	$—	$6,200

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2021	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration on acquired business	$6,200	$—	$—	$6,200
Total liabilities measured at fair value	$6,200	$—	$—	$6,200
In connection with our acquisition of Opengear, we agreed to make contingent payments, based upon certain revenue thresholds. We paid the final installment of $10.0 million during the second quarter of fiscal 2021.
In connection with our acquisition of Haxiot, we agreed to make contingent earn-out payments, based upon certain revenue thresholds. In the fiscal third quarter of fiscal 2021, the preliminary purchase price allocation was updated, including related determination of fair value and income tax implications. As a result, we reduced contingent consideration by $2.1 million in the third fiscal quarter of 2021. The fair value of the remaining liability for contingent consideration for the acquisition of Haxiot was $5.9 million at December 31, 2021.
In connection with our acquisition of Ctek, we agreed to make contingent earn-out payments, based upon certain revenue thresholds. The fair value of the remaining liability for contingent consideration for the acquisition of Ctek was $0.3 million at December 31, 2021.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended December 31,
	2021	2020
Fair value at beginning of period	$6,200	$4,228
Change in fair value of contingent consideration	—	5,772
Fair value at end of period	$6,200	$10,000
The change in fair value of contingent consideration reflects our estimates of the probabilities of achieving the relevant targets and is discounted based on our estimated discount rate. The fair value of the contingent consideration at December 31, 2021 is based on the probability of achieving the specified revenue thresholds for Haxiot and Ctek.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	December 31, 2021			September 30, 2021
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$85,162	$(52,090)	$33,072	$69,162	$(50,701)	$18,461
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	39,559	(15,576)	23,983	23,491	(14,978)	8,513
Customer relationships	309,278	(44,039)	265,239	130,278	(39,973)	90,305
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(500)	500	1,000	(250)	750
Total	$435,711	$(112,917)	$322,794	$224,643	$(106,614)	$118,029

Amortization expense was $6.3 million and $4.0 million for the three months ended December 31, 2021 and 2020, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2022 and the five succeeding fiscal years is (in thousands):

2022 (nine months)	$20,717
2023	$24,996
2024	$24,282
2025	$20,825
2026	$20,593
2027	$18,582
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Three months ended December 31,
	IoT Products and Services	IoT Solutions	Total
Balance on September 30, 2021	$175,180	$50,342	$225,522
Acquisition	—	116,890	116,890
Adjustment	154	—	154
Foreign currency translation adjustment	(51)	(17)	(68)
Balance at December 31, 2021	$175,283	$167,215	$342,498
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to have 2 reportable segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 8). Effective with the reorganization announcement on October 7, 2020, our IoT Products & Services business is now structured to include four reporting units under the IoT Products & Services segment, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. We had four reporting units along with our IoT Solutions segment that were tested individually for impairment during our third quarter fiscal 2021 annual impairment test. Following our acquisition of Ventus in November, 2021, we have 2 reporting units within our IoT Solutions segment that will be tested for impairment during our Fiscal 2022 annual impairment test in addition to the 4 reporting units included in IoT Products & Services.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)
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
7. INDEBTEDNESS
On November 1, 2021, we entered into a second amended and restated credit agreement with BMO Harris Bank N.A. ("BMO"). This agreement provides us with a senior secured credit facility (the "Credit Facility") consisting of a $350 million term loan B secured loan (the “Term Loan Facility”) and a $35 million revolving credit facility (the “Revolving Loan Facility”) with an uncommitted option to increase incremental loans under the Credit Facility, subject to an incremental cap. The Revolving Loan Facility includes a $10 million letter of credit subfacility and $10 million swingline subfacility. Digi may use proceeds of the Revolving Loan Facility in the future for general corporate purposes. This loan replaced our syndicated senior secured credit agreement with BMO that was entered into on March 15, 2021 and replaced the remaining balance of our revolver with this new term loan. This prior agreement provided us with committed credit facilities ("Prior Credit Facility") consisting of a $200 million revolving loan.
On December 22, 2021, Digi entered into a third amended and restated credit agreement with BMO. Digi refinanced the Term Loan Facility and Revolving Loan Facility under its existing credit agreement entered into on November 1, 2021, but did not receive any additional proceeds from nor modify the amounts of any facilities or subfacilities contained within that credit agreement.
Following the December amendment, borrowings under the Term Loan Facility bear interest at a rate per annum equal to LIBOR with a floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if LIBOR is no longer available) plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.50%, or the one-month LIBOR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00% to 3.75% for LIBOR loans and 3.00% to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder which is also reported in interest expense. Our weighted average interest rate at December 31, 2021 was 4.58%.
The debt issuance costs and remaining balance under the Prior Credit Facility totaled $2.3 million at November 1, 2021. Of this amount $1.9 million was written off and included in interest expense upon the entry into the new amendment and $0.4 million is being amortized over the term of the amended loan and reported in interest expense. Digi incurred an additional $11.7 million and $1.7 million in debt issuance costs relating to the November 1 and December 22 amendments, respectively. These amounts will be amortized over the term of the amended loan and reported in interest expense.
The Term Loan is payable in quarterly installments, with the balance remaining due at December 22, 2028. The Revolving Loan is due in a lump sum payment at maturity on December 22, 2026. The fair value of the Term Loan and Revolving Loan approximated carrying value at December 31, 2021.
In December 2021, Digi made a one-time payment of $50 million against the term loan.

7. INDEBTEDNESS (CONTINUED)
The following table is a summary of our long-term indebtedness at December 31, 2021 and September 30, 2021 (in thousands):

	Balance at December 31, 2021	Balance at September 30, 2021
Revolving Loan	$—	$48,118
Term loan	$300,000	$—
Total loans	300,000	48,118
Less unamortized issuance costs	(13,512)	(2,319)
Less current maturities of long-term debt	(11,148)	—
Total long-term debt, net of current portion	$275,340	$45,799

The following table is a summary of future maturities of our aggregate long-term debt at December 31, 2021 (in thousands):

Fiscal year	Amount
2022	$8,750
2023	17,500
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	203,750
Total long-term debt	$300,000

Covenants and Security Interest
The agreements governing the Revolving Loan Facility contains a number of covenants. Among other provisions, these covenants require us to maintain a certain financial ratio (net leverage ratio and minimum fixed charge ratio). At December 31, 2021, had no amounts drawn on the Revolving Loan Facility. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.
8. SEGMENT INFORMATION
We have two reportable segments: IoT Products & Services and IoT Solutions. Effective with the reorganization announcement on October 7, 2020, our IoT Products & Services business is now structured to include four operating segments, each with a segment manager. These four operating segments include:
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

8. SEGMENT INFORMATION (CONTINUED)
Following the acquisition of Ventus on November 1, 2021, IoT Solutions is now comprised of two operating segments:
•SmartSense - offers wireless temperature and other condition-based monitoring services as well as employee task management services.
•Ventus - provides MNaaS solutions that simplify the complexity of enterprise wide area network ("WAN") connectivity via wireless and fixed line solutions.
The operating segments included in each reportable segment have similar qualitative and quantitative factors which allow us to aggregate them under each reportable segment. The qualitative factors include similar nature of products and services, production process, type or class of customers and methods used to distribute the products. The quantitative factors include similar operating margins. Our CODM reviews and makes business decisions which includes a primary review of operating income but also includes gross profit. Following the October 2020 reorganization, the shared general and administrative costs began being allocated to each operating segment. As a result, our disclosed measure of segment operating income has been updated for all periods presented to conform with this change.
Summary operating results for each of our segments were (in thousands):

	Three months ended December 31,
	2021	2020
Revenue
IoT Products & Services	$65,744	$61,780
IoT Solutions	18,513	11,366
Total revenue	$84,257	$73,146
Gross Profit
IoT Products & Services	$35,675	$35,679
IoT Solutions	12,206	5,340
Total gross profit	$47,881	$41,019
Operating Income (Loss)
IoT Products & Services	$4,116	$1,269
IoT Solutions	(317)	(1,415)
Total operating income (loss)	$3,799	$(146)
Depreciation and Amortization
IoT Products & Services	$3,629	$3,134
IoT Solutions	4,233	1,916
Total depreciation and amortization	$7,862	$5,050
Total expended for property, plant and equipment was (in thousands):

	Three months ended December 31,
	2021	2020

IoT Products & Services	$454	$777
IoT Solutions*	—	—
Total expended for property, plant and equipment	$454	$777
* Excluded from this amount is $699 and $882 of transfers of inventory to property plant and equipment for subscriber assets for the three months ended December 31, 2021 and 2020, respectively.

8. SEGMENT INFORMATION (CONTINUED)
Total assets for each of our segments were (in thousands):

	December 31, 2021	September 30, 2021

IoT Products & Services	$386,589	$386,934
IoT Solutions	432,453	80,165
Unallocated*	47,188	152,432
Total assets	$866,230	$619,531
*Unallocated consists of cash and cash equivalents.
9. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended December 31,
	2021	2020
North America, primarily the United States	$66,243	$54,018
Europe, Middle East & Africa	10,159	10,536
Rest of world	7,855	8,592
Total revenue	$84,257	$73,146
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended December 31,
	2021	2020
Transferred at a point in time	$66,535	$64,188
Transferred over time	17,722	8,958
Total revenue	$84,257	$73,146
Contract Balances
Contract Assets
Contract assets consist of subscriber assets.  These subscriber assets relate to fees in certain contracts that we charge our customers so they can begin using equipment. In these cases, we retain the ownership of the equipment that the customer uses. The total net book value of subscriber assets of $9.8 million and $1.9 million as of December 31, 2021 and September 30, 2021, respectively, are included in property, equipment and improvements, net. The December 31, 2021 balance includes $8.1 million acquired in the acquisition of Ventus. Depreciation expense for these subscriber assets, which is included in cost of sales, was $0.8 million and $0.5 million for the three months ended December 31, 2021 and December 31, 2020, respectively. We depreciate the cost of this equipment over its useful life (typically three years).
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

9. REVENUE (CONTINUED)
Changes in unearned revenue were (in thousands):

	Three months ended December 31,
	2021	2020
Unearned revenue, beginning of period	$15,488	$9,341
Unearned revenue assumed from Ventus acquisition	2,100	—
Billings	27,181	14,267
Revenue recognized	(20,459)	(10,542)
Unearned revenue, end of period	$24,310	$13,066
Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized. This includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2021, approximately $24.3 million of revenue is expected to be recognized from remaining performance obligations for subscription contracts. We expect to recognize revenue on approximately $22.1 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize over a range of two to seven years.
10. INCOME TAXES
Our income tax benefit was $2.4 million for the three months ended December 31, 2021. Included in this benefit was a net tax benefit discretely related to the three months ended December 31, 2021 of $2.2 million. This benefit primarily was the result of excess tax benefits recognized on stock compensation.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2021	$2,908
Decreases related to:
Expiration of statute of limitations	(68)
Unrecognized tax benefits as of December 31, 2021	$2,840
The total amount of unrecognized tax benefits at December 31, 2021 that, if recognized, would affect our effective tax rate was $2.6 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.7 million over the next 12 months.
11. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	December 31
Three months ended December 31, 2021	$707	$71	$(120)	$658
Three months ended December 31, 2020	$942	$123	$(100)	$965

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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	December 31, 2021	September 30, 2021
Assets
Operating leases	Operating lease right-of-use assets	$15,891	$15,684
Total lease assets		$15,891	$15,684

Liabilities
Operating leases	Current portion of operating lease liabilities	$2,884	$2,633
Operating leases	Operating lease liabilities	18,225	18,368
Total lease liabilities		$21,109	$21,001
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended December 31,
	2021	2020
Operating lease cost	$937	$861
Variable lease cost	28	268
Short-term lease cost	273	32
Total lease cost	$1,238	$1,161
The following table presents supplemental information related to operating leases (in thousands):

	Three months ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$911
Right-of-use assets acquired in Ventus acquisition	919	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	2,892
Non-cash tenant improvement allowance	$—	$1,000

12. LEASES (CONTINUED)
At December 31, 2021 the weighted average remaining lease term of our operating leases was 8.4 years and the weighted average discount rate for these leases was 3.1%.
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of December 31, 2021 (in thousands):

Fiscal year	Amount
2022	$2,910
2023	3,641
2024	3,208
2025	2,821
2026	2,590
2027	1,760
Thereafter	7,069
Total future undiscounted lease payments	23,999
Less imputed interest	(2,890)
Total reported lease liability	$21,109
13. COMMITMENTS AND CONTINGENCIES
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
The 2021 Plan authorizes the issuance of up to 1,400,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2021 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Performance stock unit awards ("PSUs") that have been granted to an executive will vest based on achievement of a cumulative adjusted earnings per share metric measured over a three-year period. Share-based compensation expenses recorded for this performance award is reevaluated at each reporting period based on the probability of achievement of the goal. The 2021 Plan is scheduled to expire on January 28, 2031. Options

14. STOCK-BASED COMPENSATION (CONTINUED)
under the 2021 Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of RSUs and PSUs is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested restricted stock units or performance stock units, we issue new shares of stock. As of December 31, 2021, there were approximately 755,017 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $4.2 million and $3.9 million for the three months ended December 31, 2021 and December 31, 2020, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax with withholding obligations otherwise occur by the employee paying cash to us for the withholding. During the three months ended December 31, 2021 and 2020, our employees forfeited 611,415 shares and 83,928 shares, respectively, in order to satisfy respective withholding tax obligations of $6.0 million and $1.4 million, respectively.
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares to 3,425,000 that may be purchased under the plan. ESPP contributions by employees were $0.3 million for the three months ended December 31, 2021 and December 31, 2020. Pursuant to the ESPP, 17,936 and 25,246 common shares were issued to employees during the three months ended December 31, 2021 and December 31, 2020, respectively. Shares are issued under the ESPP from treasury stock. As of December 31, 2021, 615,134 common shares were available for future issuances under the ESPP.
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended December 31,
	2021	2020
Cost of sales	$86	$82
Sales and marketing	490	525
Research and development	322	210
General and administrative	1,119	928
Stock-based compensation before income taxes	2,017	1,745
Income tax benefit	(430)	(365)
Stock-based compensation after income taxes	$1,587	$1,380

14. STOCK-BASED COMPENSATION (CONTINUED)
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2021	2,952	$13.20
Granted	452	22.74
Exercised	(1,099)	10.84
Forfeited / Canceled	(43)	16.78
Balance at December 31, 2021	2,262	$16.18	4.85	$19,000

Exercisable at December 31, 2021	1,008	$13.03	3.53	$11,636
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $24.57 as of December 31, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the three months ended December 31, 2021 was $13.3 million and during the three months ended December 31, 2020 was $2.2 million.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Three months ended December 31,
	2021	2020
Weighted average per option grant date fair value	$10.23	$7.12
Assumptions used for option grants:
Risk free interest rate	1.25% - 1.46%	0.51% - 0.54%
Expected term	6.00 years	6.00 years
Expected volatility	46%	44%
Weighted average volatility	46%	44%
Expected dividend yield	—	—

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
As of December 31, 2021, the total unrecognized compensation cost related to non-vested stock options was $4.8 million and the related weighted average period over which it is expected to be recognized is approximately 1.6 years.

14. STOCK-BASED COMPENSATION (CONTINUED)
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock and performance stock units as of December 31, 2021 and changes during the three months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2021	812	$15.72	18	$25.15
Granted	285	$22.95	—	$—
Vested	(192)	$14.24	(3)	$25.15
Canceled	(35)	$15.50	—	$—
Nonvested at December 31, 2021	870	$18.42	15	$25.15
As of December 31, 2021, the total unrecognized compensation cost related to non-vested stock units was $9.5 million. The related weighted average period over which this cost is expected to be recognized is approximately 1.7 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management's discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as well as our subsequent reports on Form 10-Q and Form 8-K and any amendments to these reports.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Words such as "assume," "believe," "anticipate," "intend," "estimate," "target," "may," "will," "expect," "plan," "potential," "project," "should," or "continue" or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to the ongoing COVID-19 pandemic and efforts to mitigate the same, risks related to the global economic downturn that commenced during the COVID-19 pandemic and the ability of companies like us to operate a global business in such conditions, the impacts of the present global supply chain and transportation difficulties affecting business globally, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions such as our recently completed acquisition of Ventus., our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended September 30, 2022, this filing on Form 10-Q and other filings, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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

A description of our critical accounting policies and estimates was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
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
Our IoT Solutions segment primarily consists of our SmartSense by Digi® and Ventus operating segments. SmartSense offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on the following vertical markets: food service, healthcare (primarily pharmacies and hospitals) and supply chain. We initially formed, expanded and enhanced our SmartSense by Digi business through four acquisitions.Our recent acquisition of Ventus makes us a leader in the provision of Managed Network-as-a-Service ("MNaaS") solutions that simplify the complexity of enterprise wide area network ("WAN") connectivity for our customers and provides us with a significant base of high margin subscription based recurring revenue. Ventus’s portfolio includes cellular wireless and fixed line WAN solutions for an array of connectivity applications in banking, healthcare, retail, gaming, hospitality and other sectors.
We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, quality and reliability, product development capabilities, price and availability.
In fiscal 2022, our key operating objectives include:
•continued growth of our SmartSense by Digi® and Ventus businesses that are the base of our IoT Solutions segment;
•delivering growth within our IoT Products & Services segment through new product introductions; and
•integration of our recently acquired Ventus business.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the first quarter of fiscal 2022 that we feel are most important in these evaluations:
•Consolidated revenue was $84.3 million, an increase of 15% over the first quarter of fiscal 2021.
•Consolidated gross profit was $47.9 million, an increase of 17% over the first quarter of fiscal 2021.
•Consolidated operating income was $3.8 million, compared to a net operating loss of $0.1 million for the first quarter of fiscal 2021.
•Net income was $1.2 million, compared to a net loss of $0.3 million in the first fiscal quarter of fiscal 2021.
•Diluted earnings (loss) per share was $0.03, compared to $(0.01).
•Adjusted EBITDA was $17.0 million, or 20.1% of total revenue, compared to $13.0 million, or 17.7% of total revenue

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in the first fiscal quarter of fiscal 2021.
•Adjusted net income and adjusted net income per share was $12.7 million, or $0.36 per diluted share, compared to $9.9 million, or $0.32 per diluted share in the first fiscal quarter of fiscal 2021, an increase of 13%.
Recent Events Impacting First Quarter Results
Acquisition of Ventus
On November 1, 2021, we acquired Ventus for approximately $350 million in cash. The acquisition was funded through a combination of cash on hand and debt financing under an amended and restated credit facility committed by BMO Harris Bank N.A (see Note 7). In the first quarter of fiscal 2022, the preliminary purchase price allocation was recorded , including related determinations of fair value and income tax implications. As a result, we recorded $117 million of goodwill on our condensed consolidated balance sheets. The results of operations following the acquisition date are now included in our first fiscal quarter 2022 results within our IoT Solutions segment.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended December 31,				% incr.
($ in thousands)	2021		2020		(decr.)
Revenue	$84,257	100.0%	$73,146	100.0%	15.2%
Cost of sales	36,376	43.2	32,127	43.9	13.2
Gross profit	47,881	56.8	41,019	56.1	16.7
Operating expenses	44,082	52.3	41,165	56.3	7.1
Operating income	3,799	4.4	(146)	(0.2)	NM
Other expense, net	(5,000)	(5.9)	(594)	(0.8)	NM
Income before income taxes	(1,201)	(1.4)	(740)	(1.0)	62.3%
Income tax benefit	(2,388)	(2.8)	(433)	(0.6)	NM
Net income (loss)	$1,187	1.4%	$(307)	(0.4)%	NM

REVENUE BY SEGMENT

	Three months ended December 31,				% incr.
($ in thousands)	2021		2020		(decr.)
Revenue
IoT Products & Services	$65,744	78.0%	$61,780	84.5%	6.4%
IoT Solutions	18,513	22.0	11,366	15.5	62.9
Total revenue	$84,257	100.0%	$73,146	100.0%	15.2%
IoT Products & Services
IoT Products & Services revenue increased 6.4% for the three months ended December 31, 2021 as compared to the same period in the prior fiscal year. This primarily was a result of:
•increased sales of our Cellular and OEM products.
This increase was partially offset by:
•decreased sales of our Console Servers, Infrastructure Management portfolio and Technical Services.
IoT Solutions
IoT Solutions revenue increased 62.9% for the three months ended December 31, 2021, as compared to the same periods in the prior fiscal year. This primarily was a result of:
•increased recurring revenue from our November 2021 acquisition of Ventus, as well as growth in both SmartSense and Ventus in the first fiscal quarter; and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•an increase in sites serviced primarily as a result of our acquisition of Ventus, as we service nearly 271,000 sites as of December 31, 2021, including the newly acquired Ventus endpoints, compared to 75,000 sites as of December 31, 2020.
This increase was partially offset by:
•decreased customer implementation sales in SmartSense.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT

	Three months ended December 31,				Basis point
($ in thousands)	2021		2020		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$30,069	45.7%	$26,101	42.2%	(349)
IoT Solutions	6,307	34.1%	6,026	53.0%	1,895
Total cost of goods sold	$36,376	43.2%	$32,127	43.9%	72

	Three months ended December 31,				Basis point
($ in thousands)	2021		2020		inc. (decr.)
Gross Profit
IoT Products & Services	35,675	54.3%	35,679	57.8%	349
IoT Solutions	12,206	65.9%	5,340	47.0%	(1,895)
Total gross profit	$47,881	56.8%	$41,019	56.1%	(72)
IoT Product & Services
IoT Products & Services gross profit margin decreased 349 basis points for the three months ended December 31, 2021 as compared to the same period in the prior fiscal year. This decrease primarily was a result of:
•changes in product and customer mix and increased production and distribution costs due to the continuing supply chain challenges.
IoT Solutions
The IoT Solutions gross profit margin increased (1,895) basis points for the three months ended December 31, 2021 as compared to the same periods in the prior fiscal year. This increase primarily was a result of:
•increased recurring subscription revenue, including growth from the acquisition of Ventus, which typically has high gross margin.
OPERATING EXPENSES
Below is our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended December 31,				$	%
($ in thousands)	2021		2020		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$15,319	18.2%	$14,924	20.4%	$395	2.6
Research and development	13,412	15.9%	11,093	15.2%	2,319	20.9
General and administrative	15,242	18.1%	14,415	19.7%	827	5.7
Restructuring charge	109	0.1%	733	1.0%	(624)	(85.1)
Total operating expenses	$44,082	52.3%	$41,165	56.3%	$2,917	7.1
NM means not meaningful
The $2.9 million increase in operating expenses in the first quarter of fiscal 2022 from the first quarter of fiscal 2021 primarily was the result of:
• an incremental $3.3 million in M&A expense related to the Ventus acquisition in November 2021; and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•$4.7 million in incremental operating expenses from recent acquisitions including Haxiot, Ctek and Ventus.
These increases were partially offset by:
•a decrease of $5.8 million in contingent consideration expenses; and
•A decrease of $0.6 million in restructuring charges.
OPERATING INCOME (LOSS)
Operating income was $3.8 million for the three months ended December 31, 2021, compared to an operating loss of $0.1 million for the three months ended December 31, 2020.
IoT Product & Services provided operating income of $4.1 million for the three months ended December 31, 2021 compared to $1.3 million for the three months ended December 31, 2020, an increase of $2.8 million, or 224.3%. Drivers for the changes in operating income for the quarter are described above in the revenue, gross profit and operating expenses details.
IoT Solutions had an operating loss of $(0.3) million for the three months ended December 31, 2021 compared to an operating loss of $(1.4) million for the three months ended December 31, 2020, an increase of $1.1 million, or (77.6)%. Drivers for the improvement in operating loss are described above in the revenue, gross profit and operating expenses details.
OTHER EXPENSE, NET

	Three months ended December 31,				$	%
($ in thousands)	2021		2020		incr. (decr.)	incr. (decr.)
Other expense, net
Interest income	$5	—%	$—	—%	$5	NM
Interest expense	(4,903)	(5.8)%	(402)	(0.5)%	(4,501)	NM
Other expense, net	(102)	(0.1)%	(192)	(0.3)%	90	NM
Total other expense, net	$(5,000)	(5.9)%	$(594)	(0.8)%	$(4,406)	NM
NM means not meaningful
Other expense, net, increased $(4.4) million for the three months ended December 31, 2021, as compared to the same period in the prior fiscal year. The increase was primarily a result of an increase to our interest expense as we refinanced our revolving loan with a new credit facility in November 2021 and wrote off a portion of the deferred financing fees associated with our prior credit facility. (see Note 7 to the condensed consolidated financial statements).
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
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:
Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended December 31,
	2021		2020
		% of total revenue		% of total revenue
Total revenue	$84,257	100.0%	$73,146	100.0%

Net income	$1,187		$(307)
Interest expense, net	4,898		402
Income tax benefit	(2,388)		(433)
Depreciation and amortization	7,862		5,050
Stock-based compensation	2,017		1,745
Changes in fair value of contingent consideration	—		5,772
Restructuring charge	109		733
Acquisition expense	3,285		15
Adjusted EBITDA	$16,970	20.1%	$12,977	17.7%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Reconciliation of Net Income and Net Income (Loss) per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended December 31,
	2021		2020
Net income (loss) and net income (loss) per diluted share	$1,187	$0.03	$(307)	$(0.01)
Amortization	6,309	0.18	3,961	0.13
Stock-based compensation	2,017	0.06	1,745	0.06
Other non-operating expense	102	—	192	0.01
Acquisition expense	3,285	0.09	15	—
Changes in fair value of contingent consideration	—	—	5,772	0.19
Restructuring charge	109	—	733	0.02
Interest expense related to acquisition	4,898	0.14	402	0.01
Tax effect from the above adjustments (1)	(3,006)	(0.08)	(2,355)	(0.08)
Discrete tax benefits (2)	(2,175)	(0.06)	(252)	(0.01)
Adjusted net income and adjusted net income per diluted share (3)	$12,726	$0.36	$9,906	$0.32
Diluted weighted average common shares		35,767		30,532
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2022 and fiscal 2021 based on adjusted net income.
(2)For the three months ended December 31, 2021, discrete tax benefits primarily are a result of excess tax benefits recognized on stock compensation. For the three months ended December 31, 2020, discrete tax benefits primarily are a result of excess tax benefits recognized on stock compensation.
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
On November 1, 2021, we entered into a second amended and restated credit agreement consisting of a $350 million term loan B secured loan and a $35 million revolving credit facility. The $35 million revolving credit facility, which presently has no outstanding balance, includes a $10 million letter of credit subfacility and $10 million swingline subfacility. During the first quarter of fiscal 2022, we repaid all outstanding balances under the credit facility entered into on March 21, 2021. As of December 31, 2021, $35.0 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 7 to our condensed consolidated financial statements.
We expect positive cash flows from operations for the foreseeable future. Our first fiscal quarter operating cash flows were negatively impacted by changes in operating assets and liabilities (net of acquisitions) that we do not anticipate in future periods. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. As follows, our condensed consolidated statements of cash flows for the three months ended December 31, 2021 and 2020 is summarized:

	Year ended September 30,
($ in thousands)	2021	2020
Operating activities	$(9,885)	$8,312
Investing activities	(348,047)	(777)
Financing activities	252,724	(12,793)
Effect of exchange rate changes on cash and cash equivalents	(36)	392
Net increase (decrease) in cash and cash equivalents	$(105,244)	$(4,866)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Cash flows used for operating activities increased $18.2 million primarily as a result of:
•an increased reduction in operating assets and liabilities (net of acquisitions) of $18.2 million. This primarily was due to the capitalization of $13.5 million in costs related to the issuance of debt in November and an increase in inventory and;
•a reduction of $5.8 million in contingent consideration fair value changes,
•partially offset by increases in net income, depreciation and amortization expenses and stock-based compensation expenses.
Cash flows used for investing activities increased $347.3 million primarily as a result of:
•an increase of $347.6 million related to the purchase of our November 2021 acquisition of Ventus (see Note 2 to the condensed consolidated financial statements),
•a partial offset to this increase was a reduction of $0.3 million related to purchases of property, equipment, and facilities improvements compared to the prior fiscal year.
Cash flows from financing activities increased $265.5 million primarily as a result of:
•an increase of $350.0 million in proceeds from the Term Loan issued in November 2021 partially offset by payments of $45.8 million of the previous credit facility, an early payment of $50.0 million on the new issuance and the payment of compared to $15.6 million in debt payments in first fiscal quarter 2020 (see Note 7 to the condensed consolidated financial statements),
•partially offset by a $4.6 million increase in taxes paid for net share settlements.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at December 31, 2021:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$23,999	$2,910	$6,849	$5,411	$8,829
Contingent consideration	$6,200	$6,100	$100	$—	$—
Term Loan	$300,000	$13,125	$35,000	$35,000	$216,875
Interest on long-term debt	$85,912	$16,155	$27,140	$23,829	$18,788
Total	$416,111	$38,290	$69,089	$64,240	$244,492
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.9 million as of December 31, 2021. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
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
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of December 31, 2021, we had $300.0 million outstanding under our Term Loan. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to LIBOR with a floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if LIBOR is no longer available) plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.5%, or the one-month LIBOR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00-3.75% for LIBOR loans and 3.00 to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. Based on the balance sheet position for the Revolving Loan at December 31, 2021, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.8 million. For additional information, see Note 7 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant.
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
A 10% change in the average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar during the first three months of fiscal 2022 would have resulted in a 0.8% increase or decrease in stockholders' equity due to foreign currency translation.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosure set forth in Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of fiscal 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2021 - October 31, 2021	—	$—	—	$—
November 1, 2021 - November 30, 2021	59,374	$23.88	—	$—
December 1, 2021 - December 31, 2021	546,473	$22.77	—	$—
	605,847	$22.46	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units and cashless exercises of stock options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.
ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.		Description	Method of Filing
3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (2)	Incorporated by Reference

10	(a)
Purchase Agreement dated as of November 1, 2021 by and among Keith Charette, Steven Glaser, The Keith R. Charette DE Incomplete – Gift Non-Grantor Trust, Ventus Networks, LLC, Ventus Holdings, LLC, Ventus IP Holdings, LLC, Ventus Wireless Services, Inc., Ventus Wireless CA, Inc., VClipz, Inc., and Digi International Inc. (3)
Incorporated by Reference

10	(b)
Second Amended and Restated Credit Agreement dated as of November 1, 2021, by and among Digi International Inc., as the Borrower, BMO Harris Bank N.A., as administrative agent and collateral agent, BMO Capital Markets Corp., as sole lead arranger and book runner, and the other lenders from time to time party thereto. (4)
Incorporated by Reference

10	(c)
Third Amended and Restated Credit Agreement dated December 22, 2021, by and among Digi International Inc. as the Borrower, BMO Harris Bank N.A., as the administrative agent and collateral agent, BMO Capital Markets Corp, as the sole lead arranger and book runner, and other lenders from time-to-time party thereto. (5)
Incorporated by Reference

10	(d)	Digi International Inc. 2021 Omnibus Incentive Plan, as amended and restated (6)	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101		The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2021, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.	Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended December 30, 2021 is formatted in iXBRL (included in Exhibit 101).
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

(1)Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.
(2)Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2020.
(3)Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 2, 2021.
(4)Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 2, 2021.
(5)Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2021.
(6)Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2022.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	February 4, 2022	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)