Form 10-Q
period 2022-03-31
DIGI INTERNATIONAL INC
filed 2022-05-06
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
On May 1, 2022, there were 41,552,018 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
	(in thousands, except per share data)
Revenue:
Product	$69,167	$66,924	$132,965	$129,528
Service	25,546	10,377	46,005	20,919
Total revenue	94,713	77,301	178,970	150,447
Cost of sales:
Cost of product	34,483	32,495	63,722	60,271
Cost of service	6,943	3,238	12,691	6,475
Amortization	1,303	1,111	2,692	2,225
Total cost of sales	42,729	36,844	79,105	68,971
Gross profit	51,984	40,457	99,865	81,476
Operating expenses:
Sales and marketing	17,776	15,437	33,095	30,361
Research and development	13,819	11,355	27,231	22,448
General and administrative	12,825	10,134	28,067	24,549
Restructuring charge	—	161	109	894
Total operating expenses	44,420	37,087	88,502	78,252
Operating income	7,564	3,370	11,363	3,224
Other expense, net:
Interest income	2	1	7	1
Interest expense	(4,465)	(246)	(9,368)	(648)
Other expense, net	139	77	37	(115)
Total other expense, net	(4,324)	(168)	(9,324)	(762)
Income before income taxes	3,240	3,202	2,039	2,462
Income tax provision (benefit)	393	274	(1,995)	(159)
Net income	$2,847	$2,928	$4,034	$2,621

Net income per common share:
Basic	$0.08	$0.09	$0.12	$0.09
Diluted	$0.08	$0.09	$0.11	$0.08
Weighted average common shares:
Basic	35,015	30,900	34,785	30,129
Diluted	35,608	32,223	35,710	31,436

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
	(in thousands)
Net income	$2,847	$2,928	$4,034	$2,621
Other comprehensive income (loss):
Foreign currency translation adjustment	52	(267)	(160)	1,605
Other comprehensive income (loss)	52	(267)	(160)	1,605
Comprehensive income	$2,899	$2,661	$3,874	$4,226
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2022	September 30, 2021
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$41,386	$152,432
Accounts receivable, net	56,686	43,738
Inventories	51,672	43,921
Income taxes receivables	10,738	2,698
Other current assets	7,358	3,869
Total current assets	167,840	246,658
Property, equipment and improvements, net	27,078	12,132
Operating lease right-of-use assets	15,435	15,684
Intangible assets, net	315,797	118,029
Goodwill	341,645	225,522
Deferred tax assets	8	439
Other non-current assets	1,727	1,067
Total assets	$869,530	$619,531
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,523	$—
Accounts payable	22,769	22,586
Accrued compensation	11,440	12,934
Unearned revenue	21,266	13,589
Contingent consideration on acquired businesses	6,100	20
Current portion of operating lease liabilities	2,890	2,633
Other current liabilities	9,989	7,179
Total current liabilities	89,977	58,941
Income taxes payable	2,274	2,334
Deferred tax liabilities	15,222	13,493
Long-term debt	260,208	45,799
Operating lease liabilities	17,625	18,368
Other non-current liabilities	3,720	8,079
Total liabilities	389,026	147,014
Commitments and Contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 41,525,461 and 40,653,035 shares issued	415	407
Additional paid-in capital	376,579	370,699
Retained earnings	184,726	180,692
Accumulated other comprehensive loss	(22,906)	(22,746)
Treasury stock, at cost, 6,447,449 and 6,390,645 shares	(58,310)	(56,535)
Total stockholders' equity	480,504	472,517
Total liabilities and stockholders' equity	$869,530	$619,531

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2022	2021
	(in thousands)
Operating activities:
Net income	$4,034	$2,621
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property, equipment and improvements	3,292	2,164
Amortization of intangible assets	13,354	7,888
Stock-based compensation	4,259	4,222
Deferred income tax provision	2,160	682
Loss on sale of property and equipment	4	70
Change in fair value of contingent consideration	—	5,772
Provision for bad debt and product returns	446	621
Provision for inventory obsolescence	5,732	1,200
Restructuring charge	109	894
Other	(122)	(8)
Changes in operating assets and liabilities (net of acquisitions)	(37,272)	(4,829)
Net cash (used in) provided by operating activities	(4,004)	21,297
Investing activities:
Acquisition of businesses, net of cash acquired	(347,522)	(7,095)
Purchase of property, equipment, improvements and certain other intangible assets	(1,664)	(1,287)
Net cash used in investing activities	(349,186)	(8,382)
Financing activities:
Proceeds from long-term debt	350,000	618
Payments on long-term debt	(107,050)	(15,625)
Payments for contingent consideration	—	(4,200)
Proceeds from issuance of stock, net of offering expenses	—	73,830
Proceeds from stock option plan transactions	5,598	6,620
Proceeds from employee stock purchase plan transactions	670	619
Taxes paid for net share settlement of share-based payment options and awards	(6,408)	(1,865)
Net cash provided by financing activities	242,810	59,997
Effect of exchange rate changes on cash and cash equivalents	(666)	148
Net (decrease) increase in cash and cash equivalents	(111,046)	73,060
Cash and cash equivalents, beginning of period	152,432	54,129
Cash and cash equivalents, end of period	$41,386	$127,189

Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	$(1,215)	$(1,399)
Contingent consideration recognized related to acquisition of business	$—	$(8,000)
Tenant improvement allowance	$—	$(1,000)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(28)	$(283)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances, December 31, 2020	36,090	$361	6,412	$(56,333)	$285,536	$170,023	$(21,945)	$377,642
Net income	—	—	—	—	—	2,928	—	2,928
Other comprehensive loss	—	—	—	—	—	—	(267)	(267)
Issuance of common stock, net of offering expenses	4,025	40	—	—	73,790	—	—	73,830
Employee stock purchase plan issuances	—	—	(18)	157	128	—	—	285
Taxes paid for net share settlement of share-based payment awards	—	—	19	(419)	—	—	—	(419)
Issuance of stock under stock award plans	327	3	—	—	2,673	—	—	2,676
Stock-based compensation expense	—	—	—	—	2,477	—	—	2,477
Balances, March 31, 2021	40,442	$404	6,413	$(56,595)	$364,604	$172,951	$(22,212)	$459,152

Balances, September 30, 2020	35,513	$355	6,353	$(55,109)	$279,741	$170,330	$(23,817)	$371,500
Net income	—	—	—	—	—	2,621	—	2,621
Other comprehensive income	—	—	—	—	—	—	1,605	1,605
Issuance of common stock, net of offering expenses	4,025	40	—	—	73,790	—	—	73,830
Employee stock purchase plan issuances	—	—	(43)	379	240	—	—	619
Taxes paid for net share settlement of share-based payment awards	—	—	103	(1,865)	—	—	—	(1,865)
Issuance of stock under stock award plans	904	9	—	—	6,611	—	—	6,620
Stock-based compensation expense	—	—	—	—	4,222	—	—	4,222
Balances, March 31, 2021	40,442	$404	6,413	$(56,595)	$364,604	$172,951	$(22,212)	$459,152

Balances, December 30, 2021	41,413	$414	6,447	$(58,100)	$372,797	$181,879	$(22,958)	$474,032
Net income	—	—	—	—	—	2,847	—	2,847
Other comprehensive income	—	—	—	—	—	—	52	52
Employee stock purchase plan issuances	—	—	(19)	173	177	—	—	350
Taxes paid for net share settlement of share-based payment options and awards	—	—	19	(383)	—	—	—	(383)
Issuance of stock under stock award plans	112	1	—	—	1,363	—	—	1,364
Stock-based compensation expense	—	—	—	—	2,242	—	—	2,242
Balances, March 31, 2022	41,525	$415	6,447	$(58,310)	$376,579	$184,726	$(22,906)	$480,504

Balances, September 30, 2021	40,653	$407	6,391	$(56,535)	$370,699	$180,692	$(22,746)	$472,517
Net income	—	—	—	—	—	4,034	—	4,034
Other comprehensive loss	—	—	—	—	—	—	(160)	(160)
Employee stock purchase plan issuances	—	—	(37)	334	337	—	—	671
Taxes paid for net share settlement of share-based payment awards	—	—	93	(2,109)	(4,299)	—	—	(6,408)
Issuance of stock under stock award plans	872	8	—	—	5,583	—	—	5,591
Stock-based compensation expense	—	—	—	—	4,259	—	—	4,259
Balances, March 31, 2022	41,525	$415	6,447	$(58,310)	$376,579	$184,726	$(22,906)	$480,504
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
Potential Impacts of Macroeconomic Conditions on our Business
Our business is effected by present macroeconomic conditions including the ongoing pandemic, supply chain disruptions, the war in Ukraine and inflation. The impact of each of these items is volatile and continues to evolve. The extent of impact stemming from any individual factor or combination of factors on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time and could vary in scope and severity both individually and collectively based upon actions taken by governments and other entities to mitigate impacts both within and outside jurisdictions where we operate. For a more detailed discussion see Part I, Item 1 in our Annual Report on Form 10-K for the year ended September 30, 2021 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of this Form 10-Q.
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
Costs directly related to the acquisition of $4.0 million incurred fiscal year to date 2022 have been charged to operations and are included in general and administrative expense in our condensed consolidated statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.
The following table summarizes the preliminary fair values of Ventus assets acquired and liabilities assumed as of the acquisition date (in thousands).

Cash	$350,000

Fair value of net tangible assets acquired	$22,110
Identifiable intangible assets:
Customer relationships	179,000
Purchased and core technology	16,000
Trademarks	16,000
Goodwill	116,890
Total	$350,000
The condensed consolidated balance sheet as of March 31, 2022 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The estimated fair value of the net assets acquired, liabilities assumed and identifiable intangible assets are preliminary and remain subject to change, as preliminary purchase price allocation has not yet been completed. Included in the fair value of net tangible assets acquired was $0.9 million of right-of-use asset included in other non-current assets and $0.9 million of lease liability included in other current liabilities and other non-current liabilities associated with Ventus’s operating leases.
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
The following consolidated pro forma information is presented as if the acquisition had occurred on October 1, 2020 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Net sales	$94,713	$90,363	$184,035	$175,351
Net income (loss)	2,578	2,058	(1,075)	(5,725)
Pro forma net income has been adjusted to include interest expense related to debt incurred as a result of the acquisition, amortization on the fair value of the intangibles acquired and remove any costs incurred with the sale transaction. Net income for the six months ended March 31, 2021 was adjusted to include acquisition-related costs of $3.1 million.

3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Numerator:
Net income	$2,847	$2,928	$4,034	$2,621

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	35,015	30,900	34,785	30,129
Effect of dilutive securities:
Stock options and restricted stock units	593	1,323	925	1,307
Denominator for diluted net income per common share — adjusted weighted average shares	35,608	32,223	35,710	31,436

Net income per common share, basic	$0.08	$0.09	$0.12	$0.09
Net income per common share, diluted	$0.08	$0.09	$0.11	$0.08
Digi excludes certain stock options and restricted stock unit awards that would have an anti-dilutive effect on our diluted net income per share calculation. For the three months ended March 31, 2022 and 2021, 1,129,393 and 994,096 shares outstanding were excluded, respectively. For the six months ended March 31, 2022 and 2021, 735,611 and 864,744 were excluded, respectively.
4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	March 31, 2022	September 30, 2021
Accounts receivable, net:
Accounts receivable	$65,222	$51,828
Less allowance for credit losses	3,030	3,934
Less reserve for future credit returns and pricing adjustments	5,506	4,156
Accounts receivable, net	$56,686	$43,738
Inventories:
Raw materials	$28,430	$27,279
Finished goods	23,242	16,642
Inventories	$51,672	$43,921

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
The following tables provide information by level for financial liabilities that are measured at fair value on a recurring basis (in thousands):

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2022	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration on acquired business	$6,200	$—	$—	$6,200
Total liabilities measured at fair value	$6,200	$—	$—	$6,200

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2021	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration on acquired business	$6,200	$—	$—	$6,200
Total liabilities measured at fair value	$6,200	$—	$—	$6,200
In connection with our acquisition of Opengear, we agreed to make contingent payments, based upon certain revenue thresholds. We paid the final installment of $10.0 million during the second quarter of fiscal 2021.
In connection with our acquisition of Haxiot, we agreed to make contingent earn-out payments, based upon certain revenue thresholds. In the fiscal third quarter of fiscal 2021, the preliminary purchase price allocation was updated, including related determination of fair value and income tax implications. As a result, we reduced contingent consideration by $2.1 million in the third fiscal quarter of 2021. The fair value of the remaining liability for contingent consideration for the acquisition of Haxiot was $5.9 million at March 31, 2022.
In connection with our acquisition of Ctek, we agreed to make contingent earn-out payments, based upon certain revenue thresholds. The fair value of the remaining liability for contingent consideration for the acquisition of Ctek was $0.3 million at March 31, 2022.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Fair value at beginning of period	$6,200	$10,000	$6,200	$4,228
Contingent consideration recognized for acquired business	—	8,000	—	8,000
Contingent consideration payments	—	(10,000)	—	(10,000)
Change in fair value of contingent consideration	—	—	—	5,772
Fair value at end of period	$6,200	$8,000	$6,200	$8,000
The change in fair value of contingent consideration reflects our estimates of the probabilities of achieving the relevant targets and is discounted based on our estimated discount rate. The fair value of the contingent consideration at March 31, 2022 is based on the probability of achieving the specified revenue thresholds for Haxiot and Ctek.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	March 31, 2022			September 30, 2021
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$85,194	$(53,425)	$31,769	$69,162	$(50,701)	$18,461
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	39,608	(16,276)	23,332	23,491	(14,978)	8,513
Customer relationships	309,292	(48,846)	260,446	130,278	(39,973)	90,305
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(750)	250	1,000	(250)	750
Total	$435,806	$(120,009)	$315,797	$224,643	$(106,614)	$118,029

Amortization expense was $7.0 million and $3.9 million for the three months ended March 31, 2022 and 2021, respectively and $13.4 million and $7.9 million for the six months ended March 31, 2022 and 2021, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2022 and the five succeeding fiscal years is (in thousands):

2022 (six months)	$13,716
2023	$24,996
2024	$24,282
2025	$20,825
2026	$20,593
2027	$18,582
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Six months ended March 31, 2022
	IoT Products and Services	IoT Solutions	Total
Balance on September 30, 2021	$175,180	$50,342	$225,522
Acquisition	—	116,890	116,890
Adjustment	(515)	—	(515)
Foreign currency translation adjustment	(413)	161	(252)
Balance at March 31, 2021	$174,252	$167,393	$341,645
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to have two reportable segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 8). Effective with the reorganization announcement on October 7, 2020, our IoT Products & Services business is now structured to include four reporting units under the IoT Products & Services segment, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. We had four reporting units along with our IoT Solutions segment that were tested individually for impairment during our third quarter fiscal 2021 annual impairment test. Following our acquisition of Ventus in November, 2021, we have two reporting units within our IoT Solutions segment that will be tested for impairment during our Fiscal 2022 annual impairment test in addition to the four reporting units included in IoT Products & Services.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)
Results of our Fiscal 2021 Annual Impairment Test
As of June 30, 2021, we had a total of $32.7 million of goodwill for the Enterprise Routers reporting unit, $60.2 million of goodwill for the Console Servers reporting unit, $63.4 million of goodwill for the OEM Solutions reporting unit, $15.4 million of goodwill for the Infrastructure Mgmt. reporting unit and $49.5 million of goodwill for the IoT Solutions reporting unit. At June 30, 2021, fair value exceeded the carrying value by more than 20% for all five reporting units. Implied fair values for each reporting unit was calculated on a standalone basis using a weighted combination of the income approach and market approach. The implied fair values of each reporting unit were added together along with our unallocated assets to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the total market capitalization of $686.3 million as of June 30, 2021. This implied a range of control (deficit)/ premiums of (4.5)% to 5.4%. This range of control premiums fell below the control premiums observed in the last five years in the communications equipment industry. As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit.
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
Following the December amendment, borrowings under the Term Loan Facility bear interest at a rate per annum equal to LIBOR with a floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if LIBOR is no longer available) plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.50%, or the one-month LIBOR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00% to 3.75% for LIBOR loans and 3.00% to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder which is also reported in interest expense. Our weighted average interest rate at March 31, 2022 was 4.93%.
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
The Term Loan is payable in quarterly installments, with the balance remaining due at December 22, 2028. The Revolving Loan is due in a lump sum payment at maturity on December 22, 2026. The fair value of the Term Loan and Revolving Loan approximated carrying value at March 31, 2022.
In December 2021, Digi made a one-time payment of $50 million against the term loan. In March 2022, Digi made a one-time payment of $11 million against the term loan.

7. INDEBTEDNESS (CONTINUED)
The following table is a summary of our long-term indebtedness at March 31, 2022 and September 30, 2021 (in thousands):

	Balance at March 31, 2022	Balance at September 30, 2021
Revolving Loan	$—	$48,118
Term loan	288,749	—
Total loans	288,749	48,118
Less unamortized issuance costs	(13,018)	(2,319)
Less current maturities of long-term debt	(15,523)	—
Total long-term debt, net of current portion	$260,208	$45,799

The following table is a summary of future maturities of our aggregate long-term debt at March 31, 2022 (in thousands):

Fiscal year	Amount
2022	$8,750
2023	17,500
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	192,499
Total long-term debt	$288,749

Covenants and Security Interest
The agreements governing the Revolving Loan Facility contains a number of covenants. Among other provisions, these covenants require us to maintain a certain financial ratio (net leverage ratio and minimum fixed charge ratio). At March 31, 2022, we had no amounts drawn on the Revolving Loan Facility. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.
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
Summary operating results for each of our segments were (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Revenue
IoT Products & Services	$71,370	$65,632	$137,114	$127,412
IoT Solutions	23,343	11,669	41,856	23,035
Total revenue	$94,713	$77,301	$178,970	$150,447
Gross Profit
IoT Products & Services	$38,461	$34,457	$74,136	$70,136
IoT Solutions	13,523	6,000	25,729	11,340
Total gross profit	$51,984	$40,457	$99,865	$81,476
Operating Income (Loss)
IoT Products & Services	$9,049	$4,583	$13,165	$5,852
IoT Solutions	(1,485)	(1,213)	(1,802)	(2,628)
Total operating income (loss)	$7,564	$3,370	$11,363	$3,224
Depreciation and Amortization
IoT Products & Services	$3,533	$3,072	$7,162	$6,206
IoT Solutions	5,251	1,930	9,484	3,846
Total depreciation and amortization	$8,784	$5,002	$16,646	$10,052
Total expended for property, plant and equipment was (in thousands):

	Six months ended March 31,
	2022	2021

IoT Products & Services	$1,664	$1,287
IoT Solutions*	—	—
Total expended for property, plant and equipment	$1,664	$1,287
* Excluded from this amount is $1,215 and $1,399 of transfers of inventory to property plant and equipment for subscriber assets for the six months ended March 31, 2022 and 2021, respectively.

8. SEGMENT INFORMATION (CONTINUED)
Total assets for each of our segments were (in thousands):

	March 31, 2022	September 30, 2021

IoT Products & Services	$401,786	$386,934
IoT Solutions	426,358	80,165
Unallocated*	41,386	152,432
Total assets	$869,530	$619,531
*Unallocated consists of cash and cash equivalents.
9. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
North America, primarily the United States	$73,790	$56,423	$140,033	$110,441
Europe, Middle East & Africa	14,715	11,690	24,874	22,226
Rest of world	6,208	9,188	14,063	17,780
Total revenue	$94,713	$77,301	$178,970	$150,447
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Transferred at a point in time	$72,656	$69,144	$139,191	$133,332
Transferred over time	22,057	8,157	39,779	17,115
Total revenue	$94,713	$77,301	$178,970	$150,447
Contract Balances
Contract Assets
Contract assets consist of subscriber assets.  These subscriber assets relate to fees in certain contracts that we charge our customers so they can begin using equipment. In these cases, we retain the ownership of the equipment that the customer uses. The total net book value of subscriber assets of $9.6 million and $1.9 million as of March 31, 2022 and September 30, 2021, respectively, are included in property, equipment and improvements, net. The March 31, 2022 balance includes $8.1 million acquired in the acquisition of Ventus. Depreciation expense for these subscriber assets, which is included in cost of sales, was $1.1 million and $0.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively and $1.9 million and $1.0 million for the six months ended March 31, 2022 and March 31, 2021, respectively. We depreciate the cost of this equipment over its useful life.
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to customers. Customers are invoiced for subscription services on a monthly, quarterly or annual basis. Contract liabilities consist of unearned revenue related to annual or multi-year contracts for subscription services and related implementation fees, as well as product sales that have been invoiced, but not yet fulfilled.

9. REVENUE (CONTINUED)
Our contract liabilities were $24.8 million and $16.4 million at March 31, 2022 and 2021, respectively. The March 31, 2022 balance includes $2.1 million assumed from the Ventus acquisition completed in November 2021.
Of the $24.3 million and $13.1 million balances as of December 31, 2021 and 2021, Digi recognized $5.0 million and $4.0 million in the three months ended March 31, 2022 and 2021, respectively. Of the $15.5 million and $9.3 million balances as of September 30, 2021 and 2020, Digi recognized $10.0 million and $7.3 million in the six months ended March 31, 2022 and 2021, respectively.
Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized. This includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2022, approximately $24.8 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately $21.3 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize over a range of two to seven years.
10. INCOME TAXES
Our income tax benefit was $2.0 million for the six months ended March 31, 2022. Included in this benefit was a net tax benefit discretely related to the six months ended March 31, 2022 of $2.2 million. This benefit primarily was the result of excess tax benefits recognized on stock compensation.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2021	$2,908
Decreases related to:
Expiration of statute of limitations	(68)
Unrecognized tax benefits as of March 31, 2022	$2,840
The total amount of unrecognized tax benefits at March 31, 2022 that, if recognized, would affect our effective tax rate was $2.7 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.7 million over the next 12 months.

11. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	January 1	issued	made	March 31
Three months ended March 31, 2022	$658	$124	$(92)	$690
Three months ended March 31, 2021	$965	$66	$(108)	$923

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	March 31
Six months ended March 31, 2022	$707	$195	$(212)	$690
Six months ended March 31, 2021	$942	$189	$(208)	$923
12. LEASES
All of our leases are operating leases and primarily consist of leases for office space. For any lease with an initial term in excess of twelve months, the related lease assets and lease liabilities are recognized on the condensed consolidated balance sheets as either operating or financing leases at the inception of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components. We have elected to combine lease and non-lease components for all classes of assets. Leases with an expected term of twelve months or less are not recorded on the condensed consolidated balance sheets. Instead we recognize lease expense for these leases on a straight-line basis over the lease term.
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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	March 31, 2022	September 30, 2021
Assets
Operating leases	Operating lease right-of-use assets	$15,435	$15,684
Total lease assets		$15,435	$15,684

Liabilities
Operating leases	Current portion of operating lease liabilities	$2,890	$2,633
Operating leases	Operating lease liabilities	17,625	18,368
Total lease liabilities		$20,515	$21,001

12. LEASES (CONTINUED)
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Operating lease cost	$945	$897	$1,882	$1,758
Variable lease cost	268	251	541	519
Short-term lease cost	28	34	56	66
Total lease cost	$1,241	$1,182	$2,479	$2,343
The following table presents supplemental information related to operating leases (in thousands):

	Six months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$1,784
Right-of-use assets acquired in Ventus acquisition	919	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	3,238
Non-cash tenant improvement allowance	$—	$1,000
At March 31, 2022 the weighted average remaining lease term of our operating leases was 8.5 years and the weighted average discount rate for these leases was 2.7%.
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2022 (in thousands):

Fiscal year	Amount
2022	$1,939
2023	3,651
2024	3,209
2025	2,821
2026	2,591
2027	1,761
Thereafter	7,069
Total future undiscounted lease payments	23,041
Less imputed interest	(2,526)
Total reported lease liability	$20,515
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

14. STOCK-BASED COMPENSATION
Stock-based awards were granted under the 2021 Omnibus Incentive Plan (as amended and restated, the "2021 Plan") beginning January 29, 2021. Prior to that date, such awards made in fiscal 2021 were granted under the 2020 Omnibus Incentive Plan (the "2020 Plan"). Upon stockholder approval of the 2021 Plan on January 29, 2021, we ceased granting awards under the 2020 Plan. On January 28, 2022, the stockholders approved the amendment and restatement of the 2021 Plan. Shares subject to awards under the 2020 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2021 Plan. The authority to grant options under the 2021 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The 2021 Plan authorizes the issuance of up to 2,400,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2021 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Performance stock unit awards ("PSUs") that have been granted to an executive will vest based on achievement of a cumulative adjusted earnings per share metric measured over a three-year period. Share-based compensation expenses recorded for this performance award is reevaluated at each reporting period based on the probability of achievement of the goal. The 2021 Plan is scheduled to expire on January 28, 2032. Options under the 2021 Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of RSUs and PSUs is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested restricted stock units or performance stock units, we issue new shares of stock. As of March 31, 2022, there were approximately 1,781,574 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $5.6 million and $6.6 million for the six months ended March 31, 2022 and March 31, 2021, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax with withholding obligations otherwise occur by the employee paying cash to us for the withholding. During the six months ended March 31, 2022 and 2021, our employees forfeited 630,181 shares and 83,928 shares, respectively, in order to satisfy respective withholding tax obligations of $6.4 million and $1.9 million, respectively.
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares to 3,425,000 that may be purchased under the plan. ESPP contributions by employees were $0.7 million and $0.6 million for the six months ended March 31, 2022 and March 31, 2021, respectively. Pursuant to the ESPP, 36,987 and 25,246 common shares were issued to employees during the six months ended March 31, 2022 and March 31, 2021, respectively. Shares are issued under the ESPP from treasury stock. As of March 31, 2022, 596,083 common shares were available for future issuances under the ESPP.

14. STOCK-BASED COMPENSATION (CONTINUED)
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Cost of sales	$131	$89	$217	$171
Sales and marketing	678	623	1,168	1,148
Research and development	317	293	639	503
General and administrative	1,116	1,472	2,235	2,400
Stock-based compensation before income taxes	2,242	2,477	4,259	4,222
Income tax benefit	(470)	(541)	(900)	(906)
Stock-based compensation after income taxes	$1,772	$1,936	$3,359	$3,316
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2021	2,952	$13.20
Granted	502	22.47
Exercised	(1,162)	11.43
Forfeited / Canceled	(119)	16.85
Balance on March 31, 2022	2,173	$16.35	4.69	$11,887

Exercisable at March 31, 2022	1,035	$13.32	3.46	$8,519
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $21.52 as of March 31, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the six months ended March 31, 2022 was $13.9 million and during the six months ended March 31, 2021 was $5.1 million.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Six months ended March 31,
	2022	2021
Weighted average per option grant date fair value	$10.23	$7.42
Assumptions used for option grants:
Risk free interest rate	1.25% - 1.82%	0.51% - 0.66%
Expected term	6.00 years	6.00 years
Expected volatility	45% - 46%	44% - 45%
Weighted average volatility	46%	44%
Expected dividend yield	—	—

14. STOCK-BASED COMPENSATION (CONTINUED)
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
As of March 31, 2022, the total unrecognized compensation cost related to non-vested stock options was $8.7 million and the related weighted average period over which it is expected to be recognized is approximately 1.8 years.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock and performance stock units as of March 31, 2022 and changes during the six months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2021	812	$15.72	18	$25.15
Granted	334	22.52	—	—
Vested	(280)	15.60	(3)	25.15
Canceled	(84)	16.15	—	—
Nonvested at March 31, 2022	782	$18.62	15	$25.15
As of March 31, 2022, the total unrecognized compensation cost related to non-vested stock units was $12.8 million. The related weighted average period over which this cost is expected to be recognized is approximately 1.7 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management's discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as well as our subsequent reports on Form 10-Q and Form 8-K and any amendments to these reports.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
This discussion contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Words such as "assume," "believe," "anticipate," "intend," "estimate," "target," "may," "will," "expect," "plan," "potential," "project," "should," or "continue" or the negative thereof or other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to the ongoing COVID-19 pandemic and efforts to mitigate the same, risks related to the global economic downturn that commenced during the COVID-19 pandemic and the ability of companies like us to operate a global business in such conditions, risks arising from the present war in Ukraine, the impacts of the present global supply chain and transportation difficulties affecting business globally, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions such as our recently completed acquisition of Ventus, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, our Annual Report on Form 10-K for the year ended September 30, 2021, this filing on Form 10-Q and other filings, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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

A description of our critical accounting policies and estimates was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
OVERVIEW
We are a leading global provider of business and mission-critical IoT connectivity products, services and solutions. Our business is comprised of two reporting segments: IoT Products & Services and IoT Solutions.
Our IoT Products & Services segment offers products and services that help original equipment manufacturers ("OEMs"), enterprise and government customers create and deploy, secure IoT connectivity solutions. From embedded and wireless modules to console servers as well as enterprise and industrial routers, we provide a wide variety of communication sub-assemblies and finished products to meet our customers' IoT communication requirements. In addition, this segment provides our customers with a device management platform and other professional services to enable customers to capture and manage data from devices connected to networks. In the past this segment has benefited from significant one-time project based deployments. During the pandemic we saw a decrease in proposals for such projects. Recently we have seen some resumption of opportunities to make these project based sales, most notably in the areas mass transit and smart cities. While there is no assurance we will be chosen for any such deployments, we view this renewed activity as a positive development for this segment. Demand generally has been strong for many products in this segment during fiscal 2022 and has driven record sales bookings and backlogs that we are constrained to meet at present because of supply chain challenges.
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
Our IoT Solutions segment primarily consists of our SmartSense by Digi® and Ventus operating segments. SmartSense offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on the following vertical markets: food service, healthcare (primarily pharmacies and hospitals) and supply chain. We initially formed, expanded and enhanced our SmartSense by Digi business through four acquisitions. Our recent acquisition of Ventus makes us a leader in the provision of Managed Network-as-a-Service ("MNaaS") solutions that simplify the complexity of enterprise wide area network ("WAN") connectivity for our customers and provides us with a significant base of high margin subscription based recurring revenue. Ventus’s portfolio includes cellular wireless and fixed line WAN solutions for an array of connectivity applications in banking, healthcare, retail, gaming, hospitality and other sectors. Given our belief in the potential of this segment, we intend to make targeted investments in this segment designed to enhance its performance over time.
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
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the second quarter of fiscal 2022 that we feel are most important in these evaluations, with comparisons to the second quarter of fiscal 2021:
•Consolidated revenue was $94.7 million, an increase of 23%.
•Consolidated gross profit was $52.0 million, an increase of 28%.
•Consolidated operating income was $7.6 million, an increase of 124%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

•Net income was $2.8 million, a decrease of 3%.
•Diluted earnings per share was $0.08, compared to $0.09.
•Adjusted EBITDA was $19.5 million, or 20.6% of total revenue, compared to $11.7 million, or 15.1%.
•Adjusted net income and adjusted net income per share was $14.5 million, or $0.41 per diluted share, compared to $8.6 million, or $0.27 per diluted share, an increase of 52%.
Recent Events Impacting Second Quarter Results
Acquisition of Ventus
On November 1, 2021, we acquired Ventus for approximately $350 million in cash. The acquisition was funded through a combination of cash on hand and debt financing under an amended and restated credit facility committed by BMO Harris Bank N.A (see Note 7). In the first quarter of fiscal 2022, the preliminary purchase price allocation was recorded, including related determinations of fair value and income tax implications. As a result, we recorded $117 million of goodwill and $211 million of other intangibles on our condensed consolidated balance sheets. The results of operations following the acquisition date are now included in our first and second fiscal quarters 2022 results within our IoT Solutions segment.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2022		2021		(decr.)	2022		2021		(decr.)
Revenue	$94,713	100.0%	$77,301	100.0%	22.5%	$178,970	100.0%	$150,447	100.0%	19.0%
Cost of sales	42,729	45.1	36,844	47.7	16.0	79,105	44.2	68,971	45.8	14.7
Gross profit	51,984	54.9	40,457	52.3	28.5	99,865	55.8	81,476	54.2	22.6
Operating expenses	44,420	46.9	37,087	48.0	19.8	88,502	49.5	78,252	52.0	13.1
Operating income	7,564	7.9	3,370	4.4	124.5	11,363	6.3	3,224	2.1	252.5
Other expense, net	(4,324)	(4.6)	(168)	(0.2)	NM	(9,324)	(5.2)	(762)	(0.5)	NM
Income before income taxes	3,240	3.4	3,202	4.1	1.2	2,039	1.1	2,462	1.6	(17.2)
Income tax expense (benefit)	393	0.4	274	0.4	43.4	(1,995)	(1.1)	(159)	(0.1)	NM
Net income	$2,847	3.0%	$2,928	3.8%	(2.8)	$4,034	2.3%	$2,621	1.7%	53.9

REVENUE BY SEGMENT

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2022		2021		(decr.)	2022		2021		(decr.)
Revenue
IoT Products & Services	$71,370	75.4%	$65,632	84.9%	8.7%	$137,114	76.6%	$127,412	84.7%	7.6
IoT Solutions	23,343	24.6	11,669	15.1	100.0	41,856	23.4	23,035	15.3	81.7
Total revenue	$94,713	100.0%	$77,301	100.0%	22.5%	$178,970	100.0%	$150,447	100.0%	19.0
IoT Products & Services
IoT Products & Services revenue increased 8.7% and 7.6% for the three and six months ended March 31, 2022, respectively, as compared to the same periods in the prior fiscal year. This primarily was a result of:
•increased sales of console server and cellular products driven by demand for data center and edge based deployments.
This increase was partially offset by:
•decreased sales of certain embedded products, most notably in the second fiscal quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
IoT Solutions
IoT Solutions revenue increased 100.0% and 81.7% for the three and six months ended March 31, 2022, respectively, as compared to the same periods in the prior fiscal year. This primarily was a result of:
•increased recurring revenue from our November 2021 acquisition of Ventus and
•organic sales growth across the Solutions business, resulting in an increase of nearly 10,000 additional sites served with noted strength in the areas of gaming, healthcare and point of sale.
These increases were partially offset by:
•decreased customer implementation sales.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT

	Three months ended March 31,				Basis point	Six months ended March 31,				Basis point
($ in thousands)	2022		2021		inc. (decr.)	2022		2021		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$32,909	46.1%	$31,175	47.5%	(140)	$62,978	45.9%	$57,276	45.0%	90
IoT Solutions	9,820	42.1%	5,669	48.6%	(650)	16,127	38.5%	11,695	50.8%	(1,230)
Total cost of goods sold	$42,729	45.1%	$36,844	47.7%	(260)	$79,105	44.2%	$68,971	45.8%	(160)

	Three months ended March 31,				Basis point	Six months ended March 31,				Basis point
($ in thousands)	2022		2021		inc. (decr.)	2022		2021		inc. (decr.)
Gross Profit
IoT Products & Services	$38,461	53.9%	$34,457	52.5%	140	$74,136	54.1%	$70,136	55.0%	(90)
IoT Solutions	13,523	57.9%	6,000	51.4%	650	25,729	61.5%	11,340	49.2%	1,230
Total gross profit	$51,984	54.9%	$40,457	52.3%	260	$99,865	55.8%	$81,476	54.2%	160
IoT Product & Services
IoT Products & Services gross profit margin increased 140 basis points for the three months ended March 31, 2022 as compared to the same period in the prior fiscal year. This increase primarily was a result of:
•changes in product and customer mix, partially offset by increased production and distribution costs due to the continuing supply chain challenges.
IoT Products & Services gross profit margin decreased 90 basis points for the six months ended March 31, 2022 as compared to the same period in the prior fiscal year. This decrease primarily was a result of:
•changes in product and customer mix, as well as increased production and distribution costs due to the continuing supply chain challenges.
IoT Solutions
The IoT Solutions gross profit margin increased 650 basis points for the three months ended March 31, 2022 as compared to the same periods in the prior fiscal year. This increase primarily was a result of:
•increased recurring subscription revenue, including growth from the acquisition of Ventus, which typically has a high gross margin.
The IoT Solutions gross profit margin increased 1,230 basis points for the six months ended March 31, 2022 as compared to the same periods in the prior fiscal year. This increase primarily was a result of:
•increased recurring subscription revenue, including growth from the acquisition of Ventus, which typically has a high gross margin.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES
Below is our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended March 31,				$	%	Six months ended March 31,				$	%
($ in thousands)	2022		2021		incr. (decr.)	incr. (decr.)	2022		2021		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$17,776	18.8%	$15,437	20.0%	$2,339	15.2	$33,095	18.5%	$30,361	20.2%	$2,734	9.0%
Research and development	13,819	14.6	11,355	14.7	2,464	21.7	27,231	15.2	22,448	14.9	4,783	21.3
General and administrative	12,825	13.5	10,134	13.1	2,691	26.6	28,067	15.7	24,549	16.3	3,518	14.3
Restructuring charge	—	—	161	0.2	(161)	(100.0)	109	0.1	894	0.6	(785)	(87.8)
Total operating expenses	$44,420	46.9%	$37,087	48.0%	$7,333	19.8	$88,502	49.5%	$78,252	52.0%	$10,250	13.1%
NM means not meaningful
The $7.3 million increase in operating expenses in the second quarter of fiscal 2022 from the second quarter of fiscal 2021 primarily was the result of:
•incremental operating expenses from recent acquisitions including Haxiot, Ctek and Ventus.
The $10.3 million increase in operating expenses in the first half of fiscal 2022 from the first half of fiscal 2021 primarily was the result of:
•incremental operating expenses from our recent acquisitions of Haxiot, Ctek and Ventus.
This increase was partially offset by:
•$5.8 million in contingent consideration expenses in prior year and a decrease in restructuring charges.
OPERATING INCOME
Operating income was $7.6 million for the three months ended March 31, 2022, compared to $3.4 million for the three months ended March 31, 2021. Operating income was $11.4 million for the six months ended March 31, 2022, compared to $3.2 million for the six months ended March 31, 2021.
IoT Product & Services provided operating income of $9.0 million for the three months ended March 31, 2022 compared to $4.6 million for the three months ended March 31, 2021, an increase of $4.5 million, or 97.4%. IoT Product & Services provided operating income of $13.2 million for the six months ended March 31, 2022 compared to $5.9 million for the six months ended March 31, 2021, an increase of $7.3 million, or 125.0%. Drivers for the changes in operating income for the both the quarter and year-to-date periods are described above in the revenue, gross profit and operating expenses details.
IoT Solutions had an operating loss of $1.5 million for the three months ended March 31, 2022 compared to an operating loss of $1.2 million for the three months ended March 31, 2021, an increase of $0.3 million, or 22.4%. IoT Solutions incurred an operating loss of $1.8 million for the six months ended March 31, 2022 compared to $2.6 million for the six months ended March 31, 2021, a decrease of $0.8 million, or 31.4%. Drivers for the changes in operating loss for the both the quarter and year-to-date periods are described above in the revenue, gross profit and operating expenses details.
OTHER EXPENSE, NET

	Three months ended March 31,				$	%	Six months ended March 31,				$	%
($ in thousands)	2022		2021		incr. (decr.)	incr. (decr.)	2022		2021		incr. (decr.)	incr. (decr.)
Other expense, net
Interest income	$2	—%	$1	—%	$1	NM	$7	—%	$1	—%	$6	NM
Interest expense	(4,465)	(4.7)%	(246)	(0.3)%	(4,219)	NM	(9,368)	(5.2)%	(648)	(0.4)%	(8,720)	NM
Other expense, net	139	0.1%	77	0.1%	62	NM	37	—%	(115)	(0.1)%	152	NM
Total other expense, net	$(4,324)	(4.6)%	$(168)	(0.2)%	$(4,156)	NM	$(9,324)	(5.2)%	$(762)	(0.5)%	$(8,562)	NM

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Other expense, net, increased $4.2 million and $8.6 million for the three and six months ended March 31, 2022, respectively, as compared to the same period in the prior fiscal year. The increase was primarily a result of an increase to our interest expense as we refinanced our revolving loan with a new credit facility in November 2021 and wrote off a portion of the deferred financing fees associated with our prior credit facility to fund the acquisition of Ventus. (see Note 7 to the condensed consolidated financial statements).
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:
Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended March 31,				Six months ended March 31,
	2022		2021		2022		2021
		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$94,713	100.0%	$77,301	100.0%	$178,970	100.0%	$150,447	100.0%

Net income	$2,847		$2,928		$4,034		$2,621
Interest expense, net	4,463		245		9,361		647
Income tax expense (benefit)	393		274		(1,995)		(159)
Depreciation and amortization	8,784		5,002		16,646		10,052
Stock-based compensation	2,242		2,477		4,259		4,222
Changes in fair value of contingent consideration	—		—		—		5,772
Restructuring charge	—		161		109		894
Acquisition expense	796		609		4,081		624
Adjusted EBITDA	$19,525	20.6%	$11,696	15.1%	$36,495	20.4%	$24,673	16.4%
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended March 31,				Six months ended March 31,
	2022		2021		2022		2021
Net income and net income per diluted share	$2,847	$0.08	$2,928	$0.09	$4,034	$0.11	$2,621	$0.08
Amortization	7,045	0.20	3,927	0.12	13,354	0.37	7,888	0.25
Stock-based compensation	2,242	0.06	2,477	0.08	4,259	0.12	4,222	0.13
Other non-operating income	(139)	—	(77)	—	(37)	—	115	—
Acquisition expense	796	0.02	609	0.02	4,081	0.11	624	0.02
Changes in fair value of contingent consideration	—	—	—	—	—	—	5,772	0.18
Restructuring charge	—	—	161	—	109	—	894	0.03
Interest expense, net	4,463	0.13	248	0.01	9,361	0.26	650	0.02
Tax effect from the above adjustments (1)	(2,760)	(0.08)	(1,113)	(0.03)	(5,766)	(0.16)	(3,468)	(0.11)
Discrete tax benefits (2)	(15)	—	(512)	(0.02)	(2,190)	(0.05)	(764)	(0.02)
Adjusted net income and adjusted net income per diluted share (3)	$14,479	$0.41	$8,648	$0.27	$27,205	$0.76	$18,554	$0.59
Diluted weighted average common shares		35,608		32,223		35,710		31,436
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2022 and fiscal 2021 based on adjusted net income.
(2)For the three and six months ended March 31, 2022 and March 31, 2021, discrete tax benefits primarily are a result of excess tax benefits recognized on stock compensation.
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
On November 1, 2021, we entered into a second amended and restated credit agreement consisting of a $350 million term loan B secured loan and a $35 million revolving credit facility. The $35 million revolving credit facility, which presently has no outstanding balance, includes a $10 million letter of credit subfacility and $10 million swingline subfacility. During the first quarter of fiscal 2022, we repaid all outstanding balances under the credit facility entered into on March 21, 2021. As of March 31, 2022, $35.0 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 7 to our condensed consolidated financial statements.
We expect positive cash flows from operations for the foreseeable future. Our second fiscal quarter operating cash flows were negatively impacted by changes in operating assets and liabilities (net of acquisitions) that we do not anticipate in future periods. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. As follows, our condensed consolidated statements of cash flows for the six months ended March 31, 2022 and 2021 is summarized:

	Six months ended March 31,
($ in thousands)	2022	2021
Operating activities	$(4,004)	$21,297
Investing activities	(349,186)	(8,382)
Financing activities	242,810	59,997
Effect of exchange rate changes on cash and cash equivalents	(666)	148
Net increase (decrease) in cash and cash equivalents	$(111,046)	$73,060
Cash flows used in operating activities increased $25.3 million primarily as a result of:
•a decrease in operating assets and liabilities (net of acquisitions) during the period of $37.3 million compared to $4.8 million in the six months ended March 31, 2021 and
•a reduction of $5.8 million in contingent consideration fair value changes.
These increases were partially offset by:
•increases in depreciation and amortization expenses, the provision for inventory obsolescence and net income.
Cash flows used in investing activities increased $340.8 million almost entirely as a result of:
•an increase of $340.4 million used for acquisitions, primarily related to our November 2021 acquisition of Ventus (see Note 2 to the condensed consolidated financial statements).
Cash flows from financing activities increased $182.8 million primarily as a result of:
•an increase of $350.0 million in proceeds from the Term Loan issued in November 2021.
This increase was partially offset by:
•$73.8 million in proceeds from stock issuance in Q2 2021,
•payments of $45.8 million upon the closing of the Term Loan issued in November 2021 to retire the previous credit facility, and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•early payments of $61 million on the new Term Loan issued in November 2021 compared to $15.6 million in debt payments in fiscal 2021 on the previous credit facility (see Note 7 to the condensed consolidated financial statements).
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at March 31, 2022:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$23,041	$1,939	$6,860	$5,412	$8,830
Contingent consideration	6,200	6,100	100	—	—
Term Loan	288,749	8,750	35,000	35,000	209,999
Interest on long-term debt	84,333	15,521	28,264	24,149	16,399
Total	$402,323	$32,310	$70,224	$64,561	$235,228
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $3.0 million as of March 31, 2022. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information on new accounting pronouncements, see Note 1 to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of March 31, 2022, we had $288.7 million outstanding under our Term Loan. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to LIBOR with a floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if LIBOR is no longer available) plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.5%, or the one-month LIBOR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00-3.75% for LIBOR loans and 3.00 to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. Based on the balance sheet position for the Revolving Loan at March 31, 2022, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.7 million. For additional information, see Note 7 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant.
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
A 10% change in the average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar during the first six months of fiscal 2022 would have resulted in a 0.8% increase or decrease in stockholders' equity due to foreign currency translation.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosure set forth in Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as noted below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2021.

Global Supply Chain and Freight Transportation Disruptions

As we previous disclosed, like many companies, we are experiencing disruptions in our supply chain for a variety of reasons that we believe were initially triggered by the ongoing COVID-19 pandemic. Among others these reasons include: labor force disruptions, container ship backlogs, physical container shortages at locations important for the global supply chain, energy disruptions in China and elsewhere and material and component shortages. The war in Ukraine is now also impacting the global supply chain. We also are monitoring policy actions by the Chinese and Russian governments as well as the implementation of economic sanctions against Russia by other governments that could cause other disruptions in the supply and production of components and products. Collectively these issues have led to shortfalls in available components we need to make products as well as increased costs to obtain components, to make products and to transport components and products. It has also lengthened the timelines for us to fulfill customer orders. The severity of the disruptions is continuously changing, meaning the impact on our ability to meet demand for particular products in a timely manner has been subject to ebb and flow. Some of these disruptions have been material with respect to certain of our products. We are taking steps to attempt to mitigate the impact of disruptions such as placing inventory demand further out into the future to secure our allocations of components, negotiating and engaging with suppliers to reserve components, encouraging customers to place orders earlier than normal due to longer lead times and attempting (in conjunction with customers) to influence political leaders to assure components needed to make products that are essential to the health and well-being of society are prioritized to our customer’s needs by suppliers. Many of our suppliers are also experiencing supply chain disruptions which in turn disrupt our operations. At present, we are unable to predict neither the duration or severity, nor the impact on our business and financial results of these disruptions, which could be material.

Natural disasters, wars and other events beyond our control could impact our supply chain and customers negatively resulting in an adverse impact to our revenue and profitability.

Certain of our components and other materials used in producing our products are from regions susceptible to natural disasters beyond our control, such as the COVID-19 pandemic. In addition, some materials used in producing our products may come from regions presently impacted by the war in Ukraine. These and other events beyond our control can adversely impact our supply chains and our business. If we are unable to procure necessary materials, we could experience a disruption to our supply chain that would hinder our ability to produce our products in a timely manner. It also could cause us to seek other sources of supply which may be more costly or which we may not be able to procure on a timely basis. We also risk damage to any tooling, equipment or inventory at the supplier’s facilities. For instance, flooding in October 2011 and a fire in November 2014 disrupted the operations at one of our contract manufacturers in Thailand. In addition, our customers may not follow their normal purchasing patterns or temporarily cease purchasing from us due to impacts to their businesses in the region, creating unexpected fluctuations or decreases in our revenue and profitability. Natural disasters, wars and other events beyond our control could have material adverse impacts on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of fiscal 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2021 - January 31, 2021	674	$22.62	—	$—
February 1, 2021 - February 28, 2021	18,092	$20.32	—	$—
March 1, 2021 - March 31, 2021	—	$—	—	$—
	18,766	$20.40	—	$—
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
Incorporated by Reference

10	(d)	Digi International Inc. 2021 Omnibus Incentive Plan, as amended and restated (6)	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101		The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2022, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.	Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2022 is formatted in iXBRL (included in Exhibit 101).
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

DIGI INTERNATIONAL INC.
Date:	May 6, 2022	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)