Form 10-Q/A
period 2022-03-31
DIGI INTERNATIONAL INC
filed 2022-05-19
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

On May 1, 2022, there were 35,084,758 shares of the registrant's $.01 par value Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No.1 on Form 10-Q/A (this “Amendment”) is being filed by Digi International Inc. to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the Securities and Exchange Commission on May 6, 2022 (the “Original Report”), and is being filed solely to correct a clerical error in the number of outstanding shares of the Company’s Common Stock set forth on the cover page of the Original Report. The correct number of shares of the Company’s Common Stock outstanding as of May 1, 2022 is 35,084,758, as set forth on the cover page of this Amendment.

Except as described above, this Amendment does not amend, update or change the financial statements or any other disclosure contained in the Original Report and does not reflect events occurring after the filing of the Original Report. This Amendment should be read in conjunction with our filings with the Securities and Exchange Commission after the filing of the Original Report.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description	Method of Filing

31 (a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31 (b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

101	The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2022, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.	Filed Electronically

104	The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2022 is formatted in iXBRL (included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.

Date: May 19, 2022	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)

3