Form 10-Q
period 2022-06-30
DIGI INTERNATIONAL INC
filed 2022-08-05
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 29, 2022, there were 35,292,317 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Revenue:
Product	$77,627	$68,303	$210,592	$197,831
Service	25,890	10,776	71,895	31,695
Total revenue	103,517	79,079	282,487	229,526
Cost of sales:
Cost of product	38,435	31,477	102,157	91,747
Cost of service	6,352	3,933	19,043	10,409
Amortization	1,304	1,113	3,996	3,339
Total cost of sales	46,091	36,523	125,196	105,495
Gross profit	57,426	42,556	157,291	124,031
Operating expenses:
Sales and marketing	18,230	15,910	51,325	46,271
Research and development	13,968	12,374	41,199	34,822
General and administrative	15,149	10,153	43,216	34,701
Restructuring charge	105	101	214	995
Total operating expenses	47,452	38,538	135,954	116,789
Operating income	9,974	4,018	21,337	7,242
Other expense, net:
Interest income	1	3	8	4
Interest expense	(5,297)	(371)	(14,665)	(1,019)
Other expense, net	(96)	(114)	(59)	(229)
Total other expense, net	(5,392)	(482)	(14,716)	(1,244)
Income before income taxes	4,582	3,536	6,621	5,998
Income tax provision (benefit)	456	379	(1,539)	220
Net income	$4,126	$3,157	$8,160	$5,778

Net income per common share:
Basic	$0.12	$0.09	$0.23	$0.18
Diluted	$0.12	$0.09	$0.23	$0.18
Weighted average common shares:
Basic	35,131	34,057	34,900	31,443
Diluted	35,740	35,148	35,740	32,706

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$4,126	$3,157	$8,160	$5,778
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,359)	463	(1,519)	2,068
Other comprehensive (loss) income	(1,359)	463	(1,519)	2,068
Comprehensive income	$2,767	$3,620	$6,641	$7,846
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2022	September 30, 2021
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$41,515	$152,432
Accounts receivable, net	52,009	43,738
Inventories	61,687	43,921
Income taxes receivable	9,784	2,698
Other current assets	4,562	3,869
Total current assets	169,557	246,658
Property, equipment and improvements, net	26,380	12,132
Operating lease right-of-use assets	14,829	15,684
Intangible assets, net	308,814	118,029
Goodwill	341,708	225,522
Deferred tax assets	—	439
Other non-current assets	2,351	1,067
Total assets	$863,639	$619,531
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,523	$—
Accounts payable	27,949	22,586
Accrued compensation	12,899	12,934
Unearned revenue	18,172	13,589
Contingent consideration on acquired businesses	6,100	20
Current portion of operating lease liabilities	2,989	2,633
Other current liabilities	10,946	7,179
Total current liabilities	94,578	58,941
Income taxes payable	2,281	2,334
Deferred tax liabilities	15,417	13,493
Long-term debt	240,702	45,799
Operating lease liabilities	16,824	18,368
Other non-current liabilities	6,915	8,079
Total liabilities	376,717	147,014
Commitments and Contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 41,677,327 and 40,653,035 shares issued	417	407
Additional paid-in capital	380,083	370,699
Retained earnings	188,852	180,692
Accumulated other comprehensive loss	(24,265)	(22,746)
Treasury stock, at cost, 6,427,026 and 6,390,645 shares	(58,165)	(56,535)
Total stockholders' equity	486,922	472,517
Total liabilities and stockholders' equity	$863,639	$619,531

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2022	2021
	(in thousands)
Operating activities:
Net income	$8,160	$5,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	4,993	3,211
Amortization of intangible assets	20,400	11,989
Stock-based compensation	6,402	6,331
Deferred income tax provision	2,363	1,995
Loss on sale of property and equipment	12	65
Change in fair value of contingent consideration	—	5,772
Provision for bad debt and product returns	906	1,520
Provision for inventory obsolescence	6,710	1,200
Restructuring charge	214	995
Other	(88)	84
Changes in operating assets and liabilities (net of acquisitions)	(34,618)	3,144
Net cash provided by operating activities	15,454	42,084
Investing activities:
Acquisition of businesses, net of cash acquired	(347,553)	(6,312)
Purchase of property, equipment, improvements and certain other intangible assets	(4,218)	(1,645)
Net cash used in investing activities	(351,771)	(7,957)
Financing activities:
Proceeds from long-term debt	350,000	618
Payments on long-term debt	(127,050)	(15,625)
Payments for contingent consideration	—	(4,200)
Proceeds from issuance of stock, net of offering expenses	—	73,830
Proceeds from stock option plan transactions	6,739	7,024
Proceeds from employee stock purchase plan transactions	1,100	917
Taxes paid for net share settlement of share-based payment options and awards	(6,476)	(1,985)
Net cash provided by financing activities	224,313	60,579
Effect of exchange rate changes on cash and cash equivalents	1,087	(1,893)
Net (decrease) increase in cash and cash equivalents	(110,917)	92,813
Cash and cash equivalents, beginning of period	152,432	54,129
Cash and cash equivalents, end of period	$41,515	$146,942

Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	$(1,742)	$(1,624)
Contingent consideration recognized related to acquisition of business	$—	$(5,914)
Tenant improvement allowance	$—	$(1,000)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(69)	$(14)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	Income (Loss)	Equity
Balances, March 31, 2021	40,442	$404	6,413	$(56,595)	$364,604	$172,951	$(22,212)	$459,152
Net income	—	—	—	—	—	3,157	—	3,157
Other comprehensive income	—	—	—	—	—	—	463	463
Other	—	—	—	—	—	8	—	8
Employee stock purchase plan issuances	—	—	(18)	160	137	—	—	297
Taxes paid for net share settlement of share-based payment awards	—	—	6	(119)	—	—	—	(119)
Issuance of stock under stock award plans	70	1	—	—	402	—	—	403
Stock-based compensation expense	—	—	—	—	2,110	—	—	2,110
Balances, June 30, 2021	40,512	$405	6,401	$(56,554)	$367,253	$176,116	$(21,749)	$465,471

Balances, September 30, 2020	35,513	$355	6,353	$(55,109)	$279,741	$170,330	$(23,817)	$371,500
Net income	—	—	—	—	—	5,778	—	5,778
Other comprehensive income	—	—	—	—	—	—	2,068	2,068
Issuance of common stock, net of offering expenses	4,025	40	—	—	73,790	—	—	73,830
Other	—	—	—	—	—	8	—	8
Employee stock purchase plan issuances	—	—	(61)	540	376	—	—	916
Taxes paid for net share settlement of share-based payment awards	—	—	109	(1,985)	—	—	—	(1,985)
Issuance of stock under stock award plans	974	10	—	—	7,015	—	—	7,025
Stock-based compensation expense	—	—	—	—	6,331	—	—	6,331
Balances, June 30, 2021	40,512	$405	6,401	$(56,554)	$367,253	$176,116	$(21,749)	$465,471

Balances, March 31, 2022	41,525	$415	6,447	$(58,310)	$376,579	$184,726	$(22,906)	$480,504
Net income	—	—	—	—	—	4,126	—	4,126
Other comprehensive loss	—	—	—	—	—	—	(1,359)	(1,359)
Employee stock purchase plan issuances	—	—	(23)	213	217	—	—	430
Taxes paid for net share settlement of share-based payment options and awards	—	—	3	(68)	—	—	—	(68)
Issuance of stock under stock award plans	152	2	—	—	1,144	—	—	1,146
Stock-based compensation expense	—	—	—	—	2,143	—	—	2,143
Balances, June 30, 2022	41,677	$417	6,427	$(58,165)	$380,083	$188,852	$(24,265)	$486,922

Balances, September 30, 2021	40,653	$407	6,391	$(56,535)	$370,699	$180,692	$(22,746)	$472,517
Net income	—	—	—	—	—	8,160	—	8,160
Other comprehensive loss	—	—	—	—	—	—	(1,519)	(1,519)
Employee stock purchase plan issuances	—	—	(60)	547	554	—	—	1,101
Taxes paid for net share settlement of share-based payment awards	—	—	96	(2,177)	(4,299)	—	—	(6,476)
Issuance of stock under stock award plans	1,024	10	—	—	6,727	—	—	6,737
Stock-based compensation expense	—	—	—	—	6,402	—	—	6,402
Balances, June 30, 2022	41,677	$417	6,427	$(58,165)	$380,083	$188,852	$(24,265)	$486,922
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
For tax purposes, this acquisition was treated as an asset acquisition. We believe this is a complementary acquisition for us as it significantly enhances our IoT Solutions segment by enhancing Digi's service portfolio and immediately extends the company's market reach with a Managed Network-as-a-Service ("MNaaS") solutions offering.
Costs directly related to the acquisition of $4.2 million incurred fiscal year to date 2022 have been charged to operations and are included in general and administrative expense in our condensed consolidated statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.
The following table summarizes the preliminary fair values of Ventus assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$350,000

Fair value of net tangible assets acquired	$20,735
Identifiable intangible assets:
Customer relationships	179,000
Purchased and core technology	16,000
Trademarks	16,000
Goodwill	118,265
Total	$350,000
The condensed consolidated balance sheet as of June 30, 2022 reflects the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This preliminary allocation was updated in the third fiscal quarter of 2022 to reflect information not available previously. The estimated fair value of the net assets acquired, liabilities assumed and identifiable intangible assets are preliminary and remain subject to change, as preliminary purchase price allocation has not yet been completed. Included in the fair value of net tangible assets acquired was $0.7 million of right-of-use asset included in other non-current assets and $0.7 million of lease liability included in other current liabilities and other non-current liabilities associated with Ventus’s operating leases.
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
The following consolidated pro forma information is presented as if the acquisition had occurred on October 1, 2020 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Net sales	$103,517	$92,678	$287,552	$268,029
Net income (loss)	4,126	(432)	3,051	(6,157)
Pro forma net income has been adjusted to include interest expense related to debt incurred as a result of the acquisition, amortization on the fair value of the intangibles acquired and remove any costs incurred with the sale transaction. Net income for the nine months ended June 30, 2021 was adjusted to include acquisition-related costs of $3.1 million.

3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$4,126	$3,157	$8,160	$5,778

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	35,131	34,057	34,900	31,443
Effect of dilutive securities:
Stock options and restricted stock units	609	1,091	840	1,263
Denominator for diluted net income per common share — adjusted weighted average shares	35,740	35,148	35,740	32,706

Net income per common share, basic	$0.12	$0.09	$0.23	$0.18
Net income per common share, diluted	$0.12	$0.09	$0.23	$0.18
Digi excludes certain stock options and restricted stock unit awards that would have an anti-dilutive effect on our diluted net income per share calculation. For the three months ended June 30, 2022 and 2021, 939,101 and 994,096 shares outstanding were excluded, respectively. For the nine months ended June 30, 2022 and 2021, 778,573 and 864,744 were excluded, respectively.
4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	June 30, 2022	September 30, 2021
Accounts receivable, net:
Accounts receivable	$61,005	$51,828
Less allowance for credit losses	2,354	3,934
Less reserve for future credit returns and pricing adjustments	6,642	4,156
Accounts receivable, net	$52,009	$43,738
Inventories:
Raw materials	$31,009	$27,279
Finished goods	30,678	16,642
Inventories	$61,687	$43,921

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
The following tables provide information by level for financial liabilities that are measured at fair value on a recurring basis (in thousands):

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2022	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration on acquired business	$6,200	$—	$—	$6,200
Total liabilities measured at fair value	$6,200	$—	$—	$6,200

	Total Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2021	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration on acquired business	$6,200	$—	$—	$6,200
Total liabilities measured at fair value	$6,200	$—	$—	$6,200
In connection with our acquisition of Opengear, Inc. in December 2019, we agreed to make contingent payments, based upon certain revenue thresholds. We paid the final installment of $10.0 million during the second quarter of fiscal 2021.
In connection with our acquisition of Haxiot, Inc. ("Haxiot") in March 2021, we agreed to make contingent earn-out payments, based upon certain revenue thresholds. In the fiscal third quarter of fiscal 2021, the preliminary purchase price allocation was updated, including related determination of fair value and income tax implications. As a result, we reduced contingent consideration by $2.1 million in the third fiscal quarter of 2021. The fair value of the remaining liability for contingent consideration for the acquisition of Haxiot was $5.9 million at June 30, 2022.
In connection with our acquisition of Ctek, Inc. ("Ctek") in July 2021, we agreed to make contingent earn-out payments, based upon certain revenue thresholds. The fair value of the remaining liability for contingent consideration for the acquisition of Ctek was $0.3 million at June 30, 2022.
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Fair value at beginning of period	$6,200	$8,000	$6,200	$4,228
Contingent consideration recognized for acquired business	—	—	—	8,000
Contingent consideration payments	—	—	—	(10,000)
Change in fair value of contingent consideration	—	(2,100)	—	3,672
Fair value at end of period	$6,200	$5,900	$6,200	$5,900
The change in fair value of contingent consideration reflects our estimates of the probabilities of achieving the relevant targets and is discounted based on our estimated discount rate. The fair value of the contingent consideration at June 30, 2022 is based on the probability of achieving the specified revenue thresholds for Haxiot and Ctek.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	June 30, 2022			September 30, 2021
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$85,132	$(54,666)	$30,466	$69,162	$(50,701)	$18,461
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	39,670	(16,972)	22,698	23,491	(14,978)	8,513
Customer relationships	309,264	(53,614)	255,650	130,278	(39,973)	90,305
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(250)	750
Total	$435,778	$(126,964)	$308,814	$224,643	$(106,614)	$118,029

Amortization expense was $7.0 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively and $20.4 million and $12.0 million for the nine months ended June 30, 2022 and 2021, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2022 and the five succeeding fiscal years is (in thousands):

2022 (three months)	$6,722
2023	$24,996
2024	$24,282
2025	$20,825
2026	$20,593
2027	$18,582
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Nine months ended June 30, 2022
	IoT Products and Services	IoT Solutions	Total
Balance on September 30, 2021	$175,180	$50,342	$225,522
Acquisition	—	118,265	118,265
Adjustment	116	(631)	(515)
Foreign currency translation adjustment	(1,402)	(162)	(1,564)
Balance on June 30, 2022	$173,894	$167,814	$341,708
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to have two reportable segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 8). Effective with the reorganization announcement on October 7, 2020, our IoT Products & Services business is now structured to include four reporting units under the IoT Products & Services segment, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. We had four reporting units along with our IoT Solutions segment that were tested individually for impairment during our third quarter fiscal 2021 annual impairment test. Following our acquisition of Ventus in November, 2021, we have two reporting units within our IoT Solutions segment in addition to the four reporting units included in IoT Products & Services.

Assumptions and estimates to determine fair values under the income and market approaches are complex and often subjective. They can be affected by a variety of factors. These include external factors such as industry and economic trends. They also include internal factors such as changes in our business strategy and our internal forecasts. Changes in circumstances or a potential event could negatively affect the estimated fair values. If our future operating results do not meet current forecasts or

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)
if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units, we may be required to record future impairment charges for goodwill.
Results of our Fiscal 2022 Annual Impairment Test
As of June 30, 2022, we had a total of $32.7 million of goodwill for the Enterprise Routers reporting unit, $57.1 million of goodwill for the Console Servers reporting unit, $63.7 million of goodwill for the OEM Solutions reporting unit, $20.4 million of goodwill for the Infrastructure Management reporting unit, $49.5 million of goodwill for the SmartSense reporting unit and $118.3 million of goodwill for the Ventus. At June 30, 2022, the fair value of goodwill exceeded the carrying value for all six reporting units. SmartSense and Ventus fair values exceeded carrying values by less than 10%. Implied fair value for each reporting unit was calculated on a standalone basis using a weighted combination of the income approach and market approach. The implied fair values of each reporting unit were added together along with our unallocated assets to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the total market capitalization of $852.0 million as of June 30, 2022. This implied a range of control (deficit)/ premiums of (5.6)% to 7.9%. This range of control premiums fell below the control premiums observed in the last five years in the communications equipment industry. As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit.
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
Following the December amendment, borrowings under the Term Loan Facility bear interest at a rate per annum equal to LIBOR with a floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if LIBOR is no longer available) plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.50%, or the one-month LIBOR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00% to 3.75% for LIBOR loans and 3.00% to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder which is also reported in interest expense. Our weighted average interest rate at June 30, 2022 was 6.85%.
The debt issuance costs and remaining balance under the Prior Credit Facility totaled $2.3 million at November 1, 2021. Of this amount $1.9 million was written off and included in interest expense upon the entry into the new amendment and $0.4 million is being amortized over the term of the amended loan and reported in interest expense. Digi incurred an additional $11.7 million and $1.7 million in debt issuance costs relating to the November 1, 2021 and December 22, 2021 amendments, respectively. These amounts will be amortized over the term of the amended loan and reported in interest expense.
The Term Loan is payable in quarterly installments, with the balance remaining due at November 2, 2028. The Revolving Loan is due in a lump sum payment at maturity on November 2, 2028, if any amounts are drawn. The fair value of the Term Loan and Revolving Loan approximated carrying value at June 30, 2022.
Digi made early payments against the term loan of $50 million in December 2021, $11.3 million in March 2022 and $20 million in June 2022.

7. INDEBTEDNESS (CONTINUED)
The following table is a summary of our long-term indebtedness at June 30, 2022 and September 30, 2021 (in thousands):

	Balance at June 30, 2022	Balance at September 30, 2021
Revolving Loan	$—	$48,118
Term loan	268,748	—
Total loans	268,748	48,118
Less unamortized issuance costs	(12,523)	(2,319)
Less current maturities of long-term debt	(15,523)	—
Total long-term debt, net of current portion	$240,702	$45,799

The following table is a summary of future maturities of our aggregate long-term debt at June 30, 2022 (in thousands):

Fiscal year	Amount
2022 (three months)	$4,375
2023	17,500
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	176,873
Total long-term debt	$268,748

Covenants and Security Interest
The agreements governing the Revolving Loan Facility contains a number of covenants. Among other provisions, these covenants require us to maintain a certain financial ratio (net leverage ratio and minimum fixed charge ratio). At June 30, 2022, we had no amounts drawn on the Revolving Loan Facility. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.
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
•Console Servers - similar to cellular routers except they are exclusively for edge computing installations and data center applications (also exclusively using cellular communications).
•OEM Solutions - Original Equipment Manufacturers ("OEM") will be a chip, rather than a boxed device. This can come in the form of a stand-alone module, or from a systems-on-module ("SOMs"). While cellular connectivity is used, other communication protocols can be used such as Zigbee, Bluetooth or Radio-Frequency ("RF") based on application.
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

8. SEGMENT INFORMATION (CONTINUED)
Following the acquisition of Ventus on November 1, 2021, IoT Solutions is now comprised of two operating segments:
•SmartSense - offers wireless temperature and other condition-based monitoring services for perishable goods such as food or medicine, as well as employee task management services.
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
Summary operating results for each of our segments were (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Revenue
IoT Products & Services	$79,758	$66,812	$216,872	$194,224
IoT Solutions	23,759	12,267	65,615	35,302
Total revenue	$103,517	$79,079	$282,487	$229,526
Gross Profit
IoT Products & Services	$42,643	$36,806	$116,779	$106,942
IoT Solutions	14,783	5,750	40,512	17,089
Total gross profit	$57,426	$42,556	$157,291	$124,031
Operating Income (Loss)
IoT Products & Services	$10,881	$6,101	$24,046	$11,954
IoT Solutions	(907)	(2,083)	(2,709)	(4,712)
Total operating income (loss)	$9,974	$4,018	$21,337	$7,242
Depreciation and Amortization
IoT Products & Services	$3,471	$3,181	$10,633	$9,390
IoT Solutions	5,276	1,964	14,760	5,810
Total depreciation and amortization	$8,747	$5,145	$25,393	$15,200
Total expended for property, plant and equipment was (in thousands):

	Nine months ended June 30,
	2022	2021

IoT Products & Services	$1,722	$1,645
IoT Solutions*	2,496	—
Total expended for property, plant and equipment	$4,218	$1,645
* Excluded from this amount is $1,742 and $1,624 of transfers of inventory to property plant and equipment for subscriber assets for the nine months ended June 30, 2022 and 2021, respectively.

8. SEGMENT INFORMATION (CONTINUED)
Total assets for each of our segments were (in thousands):

	June 30, 2022	September 30, 2021

IoT Products & Services	$398,129	$386,934
IoT Solutions	423,995	80,165
Unallocated*	41,515	152,432
Total assets	$863,639	$619,531
*Unallocated consists of cash and cash equivalents.
9. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
North America, primarily the United States	$83,282	$56,965	$223,315	$167,406
Europe, Middle East & Africa	12,265	12,543	37,139	34,769
Rest of world	7,970	9,571	22,033	27,351
Total revenue	$103,517	$79,079	$282,487	$229,526
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Transferred at a point in time	$80,858	$70,333	$220,049	$203,665
Transferred over time	22,659	8,746	62,438	25,861
Total revenue	$103,517	$79,079	$282,487	$229,526
Contract Balances
Contract Assets
Contract assets consist of subscriber assets.  These subscriber assets relate to fees in certain contracts that we charge our customers so they can begin using equipment. In these cases, we retain the ownership of the equipment that the customer uses. The total net book value of subscriber assets of $15.8 million and $1.9 million as of June 30, 2022 and September 30, 2021, respectively, are included in property, equipment and improvements, net. The June 30, 2022 balance includes $14.1 million acquired in the acquisition of Ventus. Depreciation expense for these subscriber assets, which is included in cost of sales, was $0.4 million and $0.5 million for the three months ended June 30, 2022 and June 30, 2021, respectively and $2.3 million and $1.4 million for the nine months ended June 30, 2022 and June 30, 2021, respectively. We depreciate the cost of this equipment over its useful life.
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

9. REVENUE (CONTINUED)
Our contract liabilities were $22.6 million and $14.8 million at June 30, 2022 and 2021, respectively. The June 30, 2022 balance includes $2.1 million assumed from the Ventus acquisition completed in November 2021.
Of the $24.8 million and $16.4 million balances as of March 31, 2022 and 2021, Digi recognized $5.4 million and $4.8 million in the three months ended June 30, 2022 and 2021, respectively. Of the $15.5 million and $9.3 million balances as of September 30, 2021 and 2020, Digi recognized $12.0 million and $8.3 million in the nine months ended June 30, 2022 and 2021, respectively.
Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized. This includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2022, approximately $22.6 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately $18.2 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize over a range of two to seven years.
10. INCOME TAXES
Our income tax benefit was $1.5 million for the nine months ended June 30, 2022. Included in this benefit was a net tax benefit discretely related to the nine months ended June 30, 2022 of $2.7 million. This benefit primarily was the result of excess tax benefits recognized on stock compensation.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2021	$2,908
Decreases related to:
Expiration of statute of limitations	(69)
Prior year income tax positions	(10)
Unrecognized tax benefits as of June 30, 2022	$2,829
The total amount of unrecognized tax benefits at June 30, 2022 that, if recognized, would affect our effective tax rate was $2.7 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.7 million over the next 12 months.

11. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	April 1	issued	made	June 30
Three months ended June 30, 2022	$690	$100	$(38)	$752
Three months ended June 30, 2021	$923	$16	$(146)	$793

	Balance at	Warranties	Settlements	Balance at
Period	October 1	issued	made	June 30
Nine months ended June 30, 2022	$707	$295	$(250)	$752
Nine months ended June 30, 2021	$942	$205	$(354)	$793
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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	June 30, 2022	September 30, 2021
Assets
Operating leases	Operating lease right-of-use assets	$14,829	$15,684
Total lease assets		$14,829	$15,684

Liabilities
Operating leases	Current portion of operating lease liabilities	$2,989	$2,633
Operating leases	Operating lease liabilities	16,824	18,368
Total lease liabilities		$19,813	$21,001

12. LEASES (CONTINUED)
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Operating lease cost	$954	$856	$2,836	$2,615
Variable lease cost	287	286	828	805
Short-term lease cost	27	32	83	98
Total lease cost	$1,268	$1,174	$3,747	$3,518
The following table presents supplemental information related to operating leases (in thousands):

	Nine months ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$1,784
Right-of-use assets acquired in Ventus acquisition	699	—
Right-of-use assets obtained in exchange for new operating lease liabilities	—	3,919
Non-cash tenant improvement allowance	$—	$1,000
At June 30, 2022 the weighted average remaining lease term of our operating leases was 8.6 years and the weighted average discount rate for these leases was 2.8%.
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2022 (in thousands):

Fiscal year	Amount
2022 (three months)	$992
2023	3,746
2024	3,241
2025	2,821
2026	2,591
2027	1,761
Thereafter	7,068
Total future undiscounted lease payments	22,220
Less imputed interest	(2,407)
Total reported lease liability	$19,813
13. COMMITMENTS AND CONTINGENCIES
We lease certain of our buildings and equipment under noncancelable lease agreements. Please refer to Note 12 to our condensed consolidated financial statements for additional information.
In the normal course of business, we are presently, and expect in the future to be, subject to various claims and litigation with third parties such as non-practicing intellectual property entities as well as customers, vendors and/or former employees. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition.

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
The 2021 Plan authorizes the issuance of up to 2,400,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2021 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Performance stock unit awards ("PSUs") that have been granted to an executive will vest based on achievement of a cumulative adjusted earnings per share metric measured over a three-year period. Share-based compensation expenses recorded for this performance award is reevaluated at each reporting period based on the probability of achievement of the goal. The 2021 Plan is scheduled to expire on January 28, 2032. Options under the 2021 Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of RSUs and PSUs is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested restricted stock units or performance stock units, we issue new shares of stock. As of June 30, 2022, there were approximately 1,757,566 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $6.7 million and $7.0 million for the nine months ended June 30, 2022 and June 30, 2021, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax withholding obligations are otherwise fulfilled by the employee paying cash to us for the withholding. During the nine months ended June 30, 2022 and 2021, our employees forfeited 96,860 shares and 109,516 shares, respectively, in order to satisfy respective withholding tax obligations of $2.2 million and $2.0 million, respectively.
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares to 3,425,000 that may be purchased under the plan. ESPP contributions by employees were $1.1 million and $0.9 million for the nine months ended June 30, 2022 and June 30, 2021, respectively. Pursuant to the ESPP, 60,481 and 61,302 common shares were issued to employees during the nine months ended June 30, 2022 and June 30, 2021, respectively. Shares are issued under the ESPP from treasury stock. As of June 30, 2022, 572,592 common shares were available for future issuances under the ESPP.

14. STOCK-BASED COMPENSATION (CONTINUED)
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Cost of sales	$125	$98	$342	$269
Sales and marketing	660	614	1,828	1,762
Research and development	252	259	890	762
General and administrative	1,106	1,139	3,342	3,538
Stock-based compensation before income taxes	2,143	2,110	6,402	6,331
Income tax benefit	(460)	(463)	(1,360)	(1,369)
Stock-based compensation after income taxes	$1,683	$1,647	$5,042	$4,962
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2021	2,952	$13.20
Granted	559	22.20
Exercised	(1,307)	11.49
Forfeited / Canceled	(162)	17.61
Balance on June 30, 2022	2,042	$16.35	4.7	$11,887

Exercisable at June30, 2022	984	$13.74	3.5	$10,320
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $24.22 as of June 30, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.
The total intrinsic value of all options exercised during the nine months ended June 30, 2022 was $15.6 million and during the nine months ended June 30, 2021 was $5.4 million.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Nine months ended June 30,
	2022	2021
Weighted average per option grant date fair value	$10.03	$7.45
Assumptions used for option grants:
Risk free interest rate	1.25% - 3.00%	0.51% - 1.035%
Expected term	6.00 years	6.00 years
Expected volatility	45% - 46%	44% - 46%
Weighted average volatility	46%	44%
Expected dividend yield	—	—

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
As of June 30, 2022, the total unrecognized compensation cost related to non-vested stock options was $8.0 million and the related weighted average period over which it is expected to be recognized is approximately 1.5 years.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock and performance stock units as of June 30, 2022 and changes during the nine months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2021	812	$15.72	18	$25.15
Granted	377	22.21	12	19.78
Vested	(290)	15.56	(3)	25.15
Canceled	(130)	17.15	—	—
Nonvested at June 30, 2022	769	$18.71	27	$22.69
As of June 30, 2022, the total unrecognized compensation cost related to non-vested stock units was $11.6 million. The related weighted average period over which this cost is expected to be recognized is approximately 2.4 years.

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
Forward-Looking Statements
This discussion contains forward-looking statements that are based on management's current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "assume," "believe," "anticipate," "intend," "estimate," "target," "may," "will," "expect," "plan," "potential," "project," "should," or "continue," or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to the ongoing supply chain and transportation challenges impacting businesses globally, the ongoing COVID-19 pandemic and efforts to mitigate the same, risks related to ongoing inflationary pressures as well as present concerns about a potential recession and the ability of companies like us to operate a global business in such conditions, risks arising from the present war in Ukraine, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions such as our recently completed acquisition of Ventus, our ability to defend or settle satisfactorily any litigation, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, the ability to achieve the anticipated benefits and synergies associated with acquisitions or divestitures and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
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
GOODWILL
Results of our Fiscal 2022 Annual Impairment Test
Our goodwill impairment test as of June 30, 2022 indicated no impairment. SmartSense and Ventus fair values exceeded carrying values by less than 10%. We will continue to monitor potential impacts that could potentially affect our cash flows and market capitalization. Assumptions and estimates to determine fair values under the income and market approaches are complex and often subjective. They can be affected by a variety of factors. These include external factors such as industry and economic trends. They also include internal factors such as changes in our business strategy and our internal forecasts. Changes in circumstances or a potential event could negatively affect the estimated fair values. If our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units, we may be required to record future impairment charges for goodwill.
OVERVIEW
We are a leading global provider of business and mission-critical IoT connectivity products, services and solutions. Our business is comprised of two reporting segments: IoT Products & Services and IoT Solutions.
Our IoT Products & Services segment offers products and services that help OEMs, enterprise and government customers create and deploy, secure IoT connectivity solutions. From embedded and wireless modules to console servers as well as enterprise and industrial routers, we provide a wide variety of communication sub-assemblies and finished products to meet our customers' IoT communication requirements. In addition, this segment provides our customers with a device management platform and other professional services to enable customers to capture and manage data from devices connected to networks. In the past this segment has benefited from significant one-time project based deployments. During the pandemic we saw a decrease in proposals for such projects. Recently we have seen some resumption of opportunities to make these project based sales, most notably in the areas mass transit and smart cities. While there is no assurance we will be chosen for any such deployments, we view this renewed activity as a positive development for this segment. Demand generally has been strong for many products in this segment during fiscal 2022 and has driven record sales bookings and backlogs that we are constrained to meet at present because of supply chain challenges.
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
Our IoT Solutions segment primarily consists of our SmartSense by Digi® and Ventus operating segments. SmartSense offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on the following vertical markets: food service, healthcare (primarily pharmacies and hospitals) and supply chain. We initially formed, expanded and enhanced our SmartSense by Digi business through four acquisitions. Our recent acquisition of Ventus makes us a leader in the provision of MNaaS solutions that simplify the complexity of enterprise wide area network WAN connectivity for our customers and provides us with a significant base of high margin subscription based recurring revenue. Ventus’s portfolio includes cellular wireless and fixed line WAN solutions for an array of connectivity applications in banking, healthcare, retail, gaming, hospitality and other sectors. Given our belief in the potential of this segment, we are making targeted investments in this segment designed to enhance its performance over time.
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
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the third quarter of fiscal 2022 that we feel are most important in these evaluations, with comparisons to the third quarter of fiscal 2021:
•Consolidated revenue was $104 million, an increase of 31%.
•Consolidated gross profit was $57.4 million, an increase of 35%.
•Consolidated operating income was $10.0 million, an increase of 148%.
•Gross profit margin was 55.5% versus 53.8%. Gross profit margin excluding amortization was 56.7% compared to 55.2%.
•Net income was $4.1 million, an increase of 31%.
•Diluted earnings per share was $0.12, compared to $0.09, an increase of 33%.
•Adjusted EBITDA was $21 million, an increase of 82%.
•Adjusted net income and adjusted net income per share was $15.9 million, or $0.45 per diluted share, compared to $8.7 million, or $0.25 per diluted share, an increase of 80%.
Recent Events Impacting Third Quarter Results
Acquisition of Ventus
On November 1, 2021, we acquired Ventus for approximately $350 million in cash. The acquisition was funded through a combination of cash on hand and debt financing under an amended and restated credit facility committed by BMO Harris Bank N.A. (see Note 7). In the first quarter of fiscal 2022, the preliminary purchase price allocation was recorded, including related determinations of fair value and income tax implications. In the third quarter of fiscal 2022, we recorded a purchase price allocation adjustment to adjust for new information. As a result, we have $118 million of goodwill and $211 million of other intangibles on our condensed consolidated balance sheets at June 30, 2022. The results of operations following the acquisition date are now included in our 2022 results within our IoT Solutions segment.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2022		2021		(decr.)	2022		2021		(decr.)
Revenue	$103,517	100.0%	$79,079	100.0%	30.9%	$282,487	100.0%	$229,526	100.0%	23.1%
Cost of sales	46,091	44.5	36,523	46.2	26.2	125,196	44.3	105,495	46.0	18.7
Gross profit	57,426	55.5	42,556	53.8	34.9	157,291	55.7	124,031	54.0	26.8
Operating expenses	47,452	45.8	38,538	48.7	23.1	135,954	48.1	116,789	50.9	16.4
Operating income	9,974	9.6	4,018	5.1	148.2	21,337	7.6	7,242	3.2	194.6
Other expense, net	(5,392)	(5.2)	(482)	(0.6)	NM	(14,716)	(5.2)	(1,244)	(0.5)	NM
Income before income taxes	4,582	4.4	3,536	4.5	29.6	6,621	2.3	5,998	2.6	10.4
Income tax expense (benefit)	456	0.4	379	0.5	20.3	(1,539)	(0.5)	220	0.1	NM
Net income	$4,126	4.0%	$3,157	4.0%	30.7	$8,160	2.9%	$5,778	2.5%	41.2
NM means not meaningful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
REVENUE BY SEGMENT

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2022		2021		(decr.)	2022		2021		(decr.)
Revenue
IoT Products & Services	$79,758	77.0%	$66,812	84.5%	19.4%	$216,872	76.8%	$194,224	84.6%	11.7
IoT Solutions	23,759	23.0	12,267	15.5	93.7	65,615	23.2	35,302	15.4	85.9
Total revenue	$103,517	100.0%	$79,079	100.0%	30.9%	$282,487	100.0%	$229,526	100.0%	23.1
IoT Products & Services
IoT Products & Services revenue increased 19.4% and 11.7% for the three and nine months ended June 30, 2022, respectively, as compared to the same periods in the prior fiscal year. This primarily was a result of:
•increased sales of console server and cellular products in both periods driven by demand for data center and edge based deployments and increased OEM sales in the third quarter.
This increase was partially offset by:
•decreased sales of infrastructure management products, driven by supply chain challenges.
IoT Solutions
IoT Solutions revenue increased 93.7% and 85.9% for the three and nine months ended June 30, 2022, respectively, as compared to the same periods in the prior fiscal year. This primarily was a result of:
•increased recurring revenue from our November 2021 acquisition of Ventus.
These increases were partially offset by:
•decreased one-time customer implementation sales, due to significant activity from a few large customers in 2021 that did not recur in 2022.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT

	Three months ended June 30,				Basis point	Nine months ended June 30,				Basis point
($ in thousands)	2022		2021		inc. (decr.)	2022		2021		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$37,115	46.5%	$30,006	44.9%	160	$100,093	46.2%	$87,282	44.9%	130
IoT Solutions	8,976	37.8%	6,517	53.1%	(1,530)	25,103	38.3%	18,213	51.6%	(1,330)
Total cost of goods sold	$46,091	44.5%	$36,523	46.2%	(170)	$125,196	44.3%	$105,495	46.0%	(170)

	Three months ended June 30,				Basis point	Nine months ended June 30,				Basis point
($ in thousands)	2022		2021		inc. (decr.)	2022		2021		inc. (decr.)
Gross Profit
IoT Products & Services	$42,643	53.5%	$36,806	55.1%	(160)	$116,779	53.8%	$106,942	55.1%	(130)
IoT Solutions	14,783	62.2%	5,750	46.9%	1,530	40,512	61.7%	17,089	48.4%	1,330
Total gross profit	$57,426	55.5%	$42,556	53.8%	170	$157,291	55.7%	$124,031	54.0%	170
IoT Product & Services
IoT Products & Services gross profit margin decreased 160 basis points for the three months ended June 30, 2022 as compared to the same period in the prior fiscal year. This decrease primarily was a result of:
•increased production and distribution costs due to the continuing supply chain challenges, as well as changes in product and customer mix.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
IoT Products & Services gross profit margin decreased 130 basis points for the nine months ended June 30, 2022 as compared to the same period in the prior fiscal year. This decrease primarily was a result of:
•increased production and distribution costs due to the continuing supply chain challenges, as well as changes in product and customer mix.
IoT Solutions
The IoT Solutions gross profit margin increased 1,530 basis points for the three months ended June 30, 2022 as compared to the same periods in the prior fiscal year. This increase primarily was a result of:
•increased recurring subscription revenue, from the acquisition of Ventus, which typically has a high gross profit margin.
The IoT Solutions gross profit margin increased 1,330 basis points for the nine months ended June 30, 2022 as compared to the same periods in the prior fiscal year. This increase primarily was a result of:
•increased recurring subscription revenue, from the acquisition of Ventus, which typically has a high gross profit margin.
OPERATING EXPENSES
Below is our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended June 30,				$	%	Nine months ended June 30,				$	%
($ in thousands)	2022		2021		incr. (decr.)	incr. (decr.)	2022		2021		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$18,230	17.6%	$15,910	20.1%	$2,320	14.6	$51,325	18.2%	$46,271	20.2%	$5,054	10.9%
Research and development	13,968	13.5	12,374	15.6	1,594	12.9	41,199	14.6	34,822	15.2	6,377	18.3
General and administrative	15,149	14.6	10,153	12.8	4,996	49.2	43,216	15.3	34,701	15.1	8,515	24.5
Restructuring charge	105	0.1	101	0.1	4	4.0	214	0.1	995	0.4	(781)	(78.5)
Total operating expenses	$47,452	45.8%	$38,538	48.7%	$8,914	23.1	$135,954	48.1%	$116,789	50.9%	$19,165	16.4%
The $8.9 million increase in operating expenses in the third quarter of fiscal 2022 from the third quarter of fiscal 2021 primarily was the result of:
•incremental operating expenses, primarily from the acquisition of Ventus.
The $19.2 million increase in operating expenses in the first three quarters of fiscal 2022 from the first three quarters of fiscal 2021 primarily was the result of:
•incremental operating expenses from our acquisitions of Haxiot, Ctek and Ventus.
This increase was partially offset by:
•$5.8 million in contingent consideration expenses in prior year and a decrease in restructuring charges.
OPERATING INCOME
Operating income was $10.0 million for the three months ended June 30, 2022, compared to $4.0 million for the three months ended June 30, 2021. Operating income was $21.3 million for the nine months ended June 30, 2022, compared to $7.2 million for the nine months ended June 30, 2021.
IoT Product & Services provided operating income of $10.9 million for the three months ended June 30, 2022 compared to $6.1 million for the three months ended June 30, 2021, an increase of $4.8 million, or 78.3%. IoT Product & Services provided operating income of $24.0 million for the nine months ended June 30, 2022 compared to $12.0 million for the nine months ended June 30, 2021, an increase of $12.1 million, or 101.2%. Drivers for the changes in operating income for the both the quarter and year-to-date periods are described above in the revenue, gross profit and operating expenses details.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
IoT Solutions had an operating loss of $0.9 million for the three months ended June 30, 2022 compared to an operating loss of $2.1 million for the three months ended June 30, 2021, a decrease of $1.2 million, or 56.5%. IoT Solutions incurred an operating loss of $2.7 million for the nine months ended June 30, 2022 compared to $4.7 million for the nine months ended June 30, 2021, a decrease of $2.0 million, or 42.5%. Drivers for the changes in operating loss for the both the quarter and year-to-date periods are described above in the revenue, gross profit and operating expenses details.
OTHER EXPENSE, NET

	Three months ended June 30,				$	%	Nine months ended June 30,				$	%
($ in thousands)	2022		2021		incr. (decr.)	incr. (decr.)	2022		2021		incr. (decr.)	incr. (decr.)
Other expense, net
Interest income	$1	—%	$3	—%	$(2)	NM	$8	—%	$4	—%	$4	NM
Interest expense	(5,297)	(5.1)%	(371)	(0.5)%	(4,926)	NM	(14,665)	(5.2)%	(1,019)	(0.4)%	(13,646)	NM
Other expense, net	(96)	(0.1)%	(114)	(0.1)%	18	NM	(59)	—%	(229)	(0.1)%	170	NM
Total other expense, net	$(5,392)	(5.2)%	$(482)	(0.6)%	$(4,910)	NM	$(14,716)	(5.2)%	$(1,244)	(0.5)%	$(13,472)	NM
NM means not meaningful
Other expense, net, increased $4.9 million and $13.5 million for the three and nine months ended June 30, 2022, respectively, as compared to the same period in the prior fiscal year. The increase was primarily a result of an increase to our interest expense as we refinanced our revolving loan with a new credit facility in November 2021 and wrote off a portion of the deferred financing fees associated with our prior credit facility to fund the acquisition of Ventus. (see Note 7 to the condensed consolidated financial statements).
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
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:
Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended June 30,				Nine months ended June 30,
	2022		2021		2022		2021
		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$103,517	100.0%	$79,079	100.0%	$282,487	100.0%	$229,526	100.0%

Net income	$4,126		$3,157		$8,160		$5,778
Interest expense, net	5,296		368		14,657		1,015
Income tax expense (benefit)	456		379		(1,539)		220
Depreciation and amortization	8,747		5,148		25,393		15,200
Stock-based compensation	2,143		2,110		6,402		6,331
Changes in fair value of contingent consideration	—		—		—		5,772
Restructuring charge	105		101		214		995
Acquisition expense	175		313		4,256		937
Adjusted EBITDA	$21,048	20.3%	$11,576	14.6%	$57,543	20.4%	$36,248	15.8%
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended June 30,				Nine months ended June 30,
	2022		2021		2022		2021
Net income and net income per diluted share	$4,126	$0.12	$3,157	$0.09	$8,160	$0.23	$5,778	$0.18
Amortization	7,046	0.20	4,101	0.12	20,400	0.57	11,989	0.37
Stock-based compensation	2,143	0.06	2,110	0.06	6,402	0.18	6,331	0.19
Other non-operating income	96	—	114	—	59	—	229	0.01
Acquisition expense	175	—	313	0.01	4,256	0.12	937	0.03
Changes in fair value of contingent consideration	—	—	—	—	—	—	5,772	0.18
Restructuring charge	105	—	101	—	214	0.01	995	0.03
Interest expense, net	5,296	0.15	378	0.01	14,657	0.40	1,028	0.03
Tax effect from the above adjustments (1)	(2,497)	(0.07)	(1,026)	(0.03)	(8,263)	(0.23)	(4,494)	(0.14)
Discrete tax benefits (2)	(556)	(0.02)	(512)	(0.01)	(2,746)	(0.07)	(764)	(0.02)
Adjusted net income and adjusted net income per diluted share (3)	$15,934	$0.45	$8,736	$0.25	$43,139	$1.21	$27,801	$0.85
Diluted weighted average common shares		35,740		35,148		35,740		32,706
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2022 and fiscal 2021 based on adjusted net income.
(2)For the three and nine months ended June 30, 2022 and June 30, 2021, discrete tax benefits primarily are a result of excess tax benefits recognized on stock compensation.
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
On November 1, 2021, we entered into a second amended and restated credit agreement consisting of a $350 million term loan B secured loan and a $35 million revolving credit facility. The $35 million revolving credit facility, which presently has no outstanding balance, includes a $10 million letter of credit subfacility and $10 million swingline subfacility. During the first quarter of fiscal 2022, we repaid all outstanding balances under the credit facility entered into on March 21, 2021. As of June 30, 2022, $35.0 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 7 to our condensed consolidated financial statements.
We expect positive cash flows from operations for the foreseeable future. Our third fiscal quarter operating cash flows were negatively impacted by changes in operating assets and liabilities (net of acquisitions) that we do not anticipate in future periods. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond. As follows, our condensed consolidated statements of cash flows for the nine months ended June 30, 2022 and 2021 is summarized:

	Nine months ended June 30,
($ in thousands)	2022	2021
Operating activities	$15,454	$42,084
Investing activities	(351,771)	(7,957)
Financing activities	224,313	60,579
Effect of exchange rate changes on cash and cash equivalents	1,087	(1,893)
Net increase (decrease) in cash and cash equivalents	$(110,917)	$92,813
Cash flows from operating activities decreased $26.6 million primarily as a result of:
•an increase in operating assets and liabilities (net of acquisitions) during the period of $34.6 million compared to a decrease of $3.1 million in the nine months ended June 30, 2021, and
•a reduction of $5.8 million in contingent consideration fair value changes from the nine months ended June 30,2021.
These increases were partially offset by:
•increases in depreciation and amortization expenses, the provision for inventory obsolescence and net income.
Cash flows used in investing activities increased $343.8 million almost entirely as a result of:
•an increase of $341.2 million used for acquisitions, primarily related to our November 2021 acquisition of Ventus (see Note 2 to the condensed consolidated financial statements).
Cash flows from financing activities increased $163.7 million primarily as a result of:
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•early payments of $81.3 million on the new Term Loan issued in November 2021 compared to $15.6 million in debt payments in fiscal 2021 on the previous credit facility (see Note 7 to the condensed consolidated financial statements).
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at June 30, 2022:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$22,220	$3,802	$7,646	$4,153	$6,619
Contingent consideration	6,200	6,100	100	—	—
Term Loan	268,748	17,500	35,000	35,000	181,248
Interest on long-term debt	93,503	18,012	32,640	27,293	15,558
Total	$390,671	$45,414	$75,386	$66,446	$203,425
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.8 million as of June 30, 2022. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information on new accounting pronouncements, see Note 1 to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of June 30, 2022, we had $268.7 million outstanding under our Term Loan. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to LIBOR with a floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if LIBOR is no longer available) plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.5%, or the one-month LIBOR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00-3.75% for LIBOR loans and 3.00 to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. Based on the balance sheet position for the Revolving Loan at June 30, 2022, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.7 million. For additional information, see Note 7 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.
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
A 10% change in the average exchange rate for the Euro, British Pound, Japanese Yen and Canadian Dollar to the U.S. Dollar during the first nine months of fiscal 2022 would have resulted in a 0.6% increase or decrease in stockholders' equity due to foreign currency translation.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosure set forth in Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2021 and in Item 1A of Part II of our Quarterly Reports on Form 10-Q filed subsequent to that Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of fiscal 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2022 - April 30, 2022	—	$—	—	$—
May 1, 2022 - May 31, 2022	3,354	$20.20	—	$—
June 1, 2022 - June 30, 2022	—	$—	—	$—
	3,354	$20.20	—	$—
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
Incorporated by Reference

10	(d)	Digi International Inc. 2021 Omnibus Incentive Plan, as amended and restated (6)	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101		The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2022, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.	Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2022 is formatted in iXBRL (included in Exhibit 101).
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

DIGI INTERNATIONAL INC.
Date:	August 5, 2022	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)