Form 10-K
period 2022-09-30
DIGI INTERNATIONAL INC
filed 2022-11-23
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently competed second fiscal quarter was $734,732,375 based on a closing price of $21.52 per common share as reported on the Nasdaq Global Select Market. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
Shares of common stock outstanding as of November 17, 2022: 35,556,333
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereto.

i

PART I.
ITEM 1. BUSINESS
General Background and Product Offerings
Digi International Inc. ("Digi®," "we," "our," or "us") was incorporated in 1985 as a Minnesota corporation. We were reorganized as a Delaware corporation in 1989 in conjunction with our initial public offering. Our common stock is traded on the Nasdaq Global Select Market tier of the Nasdaq Stock Market LLC under the symbol DGII. Our World Headquarters is located at 9350 Excelsior Blvd., Suite 700, Hopkins, Minnesota 55343. The telephone number at our World Headquarters is (952) 912-3444.
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
Our IoT Solutions segment primarily consists of our Managed Network-as –a-Service (“MNaaS”) business acquired last year via our acquisition of Ventus Wireless, LLC and affiliated entities (“Ventus”) and our SmartSense by Digi® business. Ventus is a leader in the provision of MNaaS solutions that simplify the complexity of enterprise wide area network (“WAN”) connectivity for customers. The Ventus portfolio includes cellular wireless and fixed line WAN solutions for an array of connectivity applications in banking, healthcare, retail, gaming, hospitality and other sectors. SmartSense offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on the following vertical markets: food service, healthcare (primarily pharmacies and hospitals) and supply chain.
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
Ongoing Impacts of Global Macro-Economic Conditions
The impacts of global macro-economic conditions, driven largely by the war in Ukraine and the impacts of the Covid-19 pandemic have disrupted supply chains for a range of goods and services, continue to create significant uncertainty regarding the nearer term outlook for our operations and the markets into which we sell.
To date these conditions have primarily impacted our supply chain in adverse ways that include container ship backlogs, energy shortages in certain parts of the world, and components and material shortages. This has led to shortfalls in available components we need to make products as well as increased costs both to obtain components and to transport components and products. It has also lengthened the timelines for us to fulfill customer orders, increasing our backlog, and in some cases has led to an inability to meet an increasing level of demand for our products. The severity of the disruptions is changing continuously, meaning the impact on our ability to meet demand for particular products in a timely manner has been subject to ebb and flow. In some instances, these disruptions have been material and it is possible more material disruptions will occur. We are taking steps to attempt to mitigate the impact of the disruptions such as placing inventory demand further out into the future to secure our allocations of components, negotiating and engaging with suppliers to reserve components, encouraging customers to place orders earlier than normal due to longer lead times and attempting (in conjunction with customers) to influence political leaders to assure components needed to make products that are essential to the health and well-being of society are prioritized to our customer’s needs by suppliers. At present the ongoing duration and severity of these disruptions is not known. As such, we are unable to predict the ultimate impact of these disruptions on our business and financial results, which could be material.

We also continuously monitor customer demand for the products and services we sell and have not seen material decreases in demand.
Industry and Marketplace Conditions
We believe the IoT industry is in the midst of a multi-year expansion as many industries are undergoing a digital transformation within their business that drives demand for IoT capabilities across a broad spectrum of services. Among others, IoT use cases include condition-based monitoring of perishable goods, enabling remote work by employees, automating workflows and operations and providing and maintaining secure connectivity and monitoring of operating assets.
Our IoT Products & Services segment represented the majority of our sales in fiscal 2022. This segment sells both wired and wireless products that are either embedded into the products of OEMs or as stand-alone products. These offerings allow our customers to connect a wide range of assets to networks. This segment grew during fiscal 2022, led by increases in our cellular and console server revenues. The segment includes some products that are in the mature phase of their life cycle and have been experiencing sales declines for several years. We manage this segment with more focus on profitability and more modest revenue growth expectations relative to our IoT Solutions segment. Recently we have begun to place more emphasis on the delivery of subscription-based solutions offerings for many of these products.
Our IoT Solutions segment grew significantly in fiscal 2022 primarily because of our acquisition of Ventus in our first fiscal quarter. The segment is comprised primarily of our SmartSense and Ventus offerings. SmartSense provides condition-based monitoring services for perishable goods such as food and medicines for health-care, pharmaceutical and food industry. Ventus provides MNaaS offerings to manage and maintain network connectivity for assets such as ATMs and lottery kiosks. The offerings in this segment are offered on a subscription model and provide us with a stable base of recurring higher-margin revenues.
While our business performed well in fiscal 2022 and we expect an ongoing long-term trend of marketplace growth, each of our business segments is susceptible to downturns either because of general macro-economic conditions, the continued development of technology that can make products less competitive or even obsolete and uncertainty or changes in regulatory environments. Given the current uncertainty in macro-economic conditions, including, but not limited to, potential recessionary conditions, ongoing supply chain disruptions globally and the uncertain status of large project-based customer deployment opportunities, our results during fiscal 2023 may be inconsistent.
Strategy
We remain focused on taking steps that we believe will deliver consistent, long-term growth with higher levels of profitability. This includes continuously reviewing and managing the product and solution offerings we provide to align with customer interests and meet market demand. In addition, acquisitions have helped significantly advance our offerings and driven growth and profitability, in both business segments. Over time we expect to continue to be active in making further acquisitions.
IoT Products & Services Segment
Our IoT Products & Services segment is being managed so our product management and sales personnel are aligned along specific product lines to bring greater market focus and potential growth to the product lines. We also continue to drive efforts to pair our hardware offerings with our Digi Remote Manager® device management platform as well as other support services. These bundled offerings allow customers to monitor and manage the performance of our hardware remotely. This segment generated over $14 million in annualized recurring revenue (ARR) as of September 30, 2022. Please see "Key Business Metrics" section in Part II, Item 7 for additional details on how ARR is measured.
IoT Solutions Segment
Our IoT Solutions segment is driven by recurring traditionally high margin subscription-based revenues. Following our acquisition of Ventus in the first quarter of fiscal 2022, the segment now represents approximately 25% of total revenues. This segment generated $80 million in ARR as of September 30, 2022. We have high organic growth expectations and we will continue to explore added scale through acquisitions.
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

SmartSense by Digi presently serves many leading brands in the following vertical markets: food service, healthcare (primarily pharmacies) and supply chain. These markets share similar needs for continuous monitoring and asset tracking for compliance and regulatory purposes and we believe they comprise a large addressable market with low customer penetration.
In November 2021, we acquired Ventus Holdings. Ventus is a leader MNaaS solutions that simplify the complexity of enterprise WAN connectivity for an array of applications in banking, healthcare, retail, gaming, hospitality and other sectors.
Acquisitions and Dispositions
Acquisitions
In addition to our fiscal 2022 acquisition of Ventus disclosed above, we have made the following acquisitions from fiscal 2020 through fiscal 2021.
In December 2019, we acquired New Jersey-based Opengear, Inc. ("Opengear®"), a provider of secure IT infrastructure products and software. This acquisition provides products that are complementary to our IoT Products & Services segment.
In March 2021, we acquired Haxiot, Inc. ("Haxiot®"), a provider of low power wide area ("LPWA") wireless technology. This acquisition enhanced our IoT Products & Services segment by enhancing Digi's embedded systems portfolio and immediately extending the company's market reach with a complete LoRaWAN-based solutions offering.
In July 2021, we acquired Ctek, Inc. ("Ctek"), a provider that specializes in solutions for remote monitoring and industrial controls. Through the acquisition of Ctek, Digi is uniquely positioned to provide customers with both battery and hardwired options for the control and monitoring of critical infrastructure, furthering Digi’s reach in a rapidly expanding market.
Sales Channels
A significant portion of our IoT Products & Services segment sales are made through a global network of distributors, systems integrators and value added resellers ("VARs"). These third parties accounted for 50.0%, 47.0% and 37.5% of our total consolidated revenue in fiscal 2022, 2021 and 2020, respectively. Our IoT Solutions segment historically has not sold through these channels. We also complete sales of both IoT Products & Services and IoT Solutions through our own dedicated sales organization directly to a wide range of end user customers. This dedicated sales team accounted for 50.0%, 53.0% and 62.5% of our total consolidated revenue in fiscal 2022, 2021 and 2020, respectively.
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
Strategic Sales Relationships
We maintain alliances with other industry leaders to develop and market technology solutions. These include many major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, enterprise application providers and cellular carriers. Among others, relationships include: AT&T, NXP, Orange, Rogers, Silicon Laboratories, T-Mobile, Telus, Telit, Verizon, Vodafone and several other cellular carriers worldwide.
We have established relationships with equipment vendors in a range of industries such as energy, industrial, retail, transportation, medical, and government that allow these partners to ship our products and services as component parts of their overall solutions. Our products are used by many of the world’s leading telecommunications companies and Internet service providers, including, among others, AT&T, T-Mobile and Verizon.
No single customer comprised more than 10% of our consolidated revenue for any of the fiscal years 2022, 2021 or 2020.
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
Manufacturing Operations
We outsource our manufacturing operations to certain contract manufacturers, which are located primarily in Thailand, Mexico, Taiwan and China. We rely on third party foundries or companies who rely on third party foundries for our semiconductor devices that are Application Specific Integrated Circuits ("ASICs"). We also outsource printed circuit board production. By outsourcing our operations to these manufacturers, we can leverage the manufacturing strength of our vendors, which allows us to focus on new product introductions. In addition, it allows us to reduce our fixed costs, maintain production flexibility and optimize our profits.
Our products are manufactured to our designs with standard and custom components. Most of the components are available from multiple vendors. We have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. As disclosed elsewhere, our manufacturing operations, like those of other companies, are dependent on relationships with these suppliers who are also experiencing supply chain disruptions. If these suppliers are unable to provide a timely and reliable supply of components, we could experience manufacturing delays that could adversely affect our consolidated results of operations in a material way. In an effort to mitigate supply chain exposure, we have increased our amount of inventory on hand.
In addition, as a result of the global pandemic, there has been increased attention focused on actions of the Chinese government with respect to how they attempt to mitigate the impacts of the pandemic. Also, as a result of the war in Ukraine, governments around the world have imposed sanctions on Russia and Belarus. These situations could lead to potential adverse impacts on a wide range of businesses and could disrupt the supply of components or end-products that we produce.
In general, our business is not considered to be highly seasonal, although our first fiscal quarter revenue is often less than other quarters due to holidays and fewer business days.
Research & Development and Intellectual Property Rights
Due to rapidly changing technology in the communications technology industry, we believe a large part of our success depends upon the product and service development skills of our personnel as well as our ability to integrate any acquired technologies with organically developed technologies. While we dedicate significant resources to research and development, many of our competitors are focused on a smaller set of products than us and are likely able to dedicate more resources than us toward the portions of the market in which we compete with them. In recent periods, as a result of supply chain constraints, a significant portion of our research & development spending has been focused on the re-design or reconfiguration of existing products using different components. This has lowered our ability to focus on new product development.
Our proprietary rights and technology are protected by a combination of copyrights, patents, trade secrets and trademarks.
We have established common law and registered trademark rights on a family of marks for a number of our products. Our IoT Products & Services primarily are sold under the Digi, Rabbit®, Digi XBee, and Opengear brands. We believe that the Digi and Rabbit brands have established strong identities with our targeted customer base and our customers associate the Digi brand with "reliability" and the Rabbit brand with "ease of integration." We believe that our customers associate Digi XBee with "ease of use." Many of our customers choose us because they are building a very complex system solution and they want the highest level in product reliability and ease of integration and use. Our IoT Solutions are offered under the Ventus and SmartSense by Digi brands.
Our patents are applicable to specific technologies and are valid for varying periods of time based on the date of patent application or patent grant in the U.S. and the legal term of patents in the various foreign countries where patent protection is obtained. We believe our intellectual property has significant value and is an important factor in the marketing of our company and products.

HUMAN CAPITAL RESOURCES
Digi’s workforce consists of approximately 790 employees globally as of September 30, 2022. We consider our relationship with our employees to be good.
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

PRINCIPAL PRODUCTS AND SERVICES
Our primary products and services for each operating segment are:
IoT Products & Services Segment
Hardware Products
Cellular Products – We provide a range of products that use cellular technology such as Long Term Evolution (“LTE”), LTE Advance Pro and 5th Generation wireless protocols to communicate with networks. These products provide a cost-effective, more flexible alternative to landlines for primary or backup connectivity. They are trusted by global leaders in agricultural, energy medical, lighting, digital signage, gaming, electric charging and transportation, as well as other industrial and enterprise markets including:
•Cellular routers that help enterprise, government, industrial, transportation and OEM customers with their mission-critical wireless connectivity needs in challenging, remote and mobile environments.
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
Radio-Frequency (“RF”) Products – These products which are marketed primarily under the Digi XBee brand include embedded wireless modules as well as off-the-shelf gateways, modems and adapters. They are used by customers across a broad range of industries. These products offer a wide selection of both standards-based and proprietary wireless protocols including Zigbee, Cellular, Sub-1 GHz, LPWA, WiFi and Bluetooth to meet diverse application requirements of customers.
Embedded System Products – Marketed under the Digi Connect®, ConnectCore® and Rabbit brands these are embedded system on modules ("SOMs") and single board computers that are embedded into customer products in a broad range of industries and applications. These products deliver highly integrated computer platforms with scalable performance, flexible wired and wireless connectivity and complete software platforms. These products are designed and developed with compact form-factors, low power consumption and long product lifecycles. The latest ConnectCore products support advanced multi-core processing, security, multimedia, human-machine interface ("HMI") and other emerging technologies like machine learning.
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
Services
Digi Remote Manager - Digi Remote Manager is a recurring revenue cloud-based service that provides a secure environment for customers to manage their connected device for the full deployment lifecycle. This service enables customers to activate, monitor, diagnose, reset, update and/or upgrade their entire network of mission-critical devices from a single point of command. Through a "single pane of glass," network managers can manage configurations, update firmware, add features and schedule and automate tasks from their desktop, tablet or phone.
Lighthouse® Management Software - Lighthouse is a recurring revenue cloud-based service that provides a secure environment for customers to manage their network devices by providing secure access to remote networks regardless of how they are connected or how a user interacts with the system. Designed with security, scalability and automation in mind, Lighthouse allows engineers to control every aspect of their network through a central hub.

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
IoT Solutions Segment
SmartSense by Digi - Our SmartSense by Digi is an end-to-end, cost-effective system that uses sensors, gateways and cloud based applications to enable customers in food service (e.g. super markets, schools and restaurants), healthcare (primarily pharmacies and hospitals) and transportation/logistics to: (i) monitor wirelessly the temperature of food and other perishable or sensitive goods, (ii) monitor facilities or pharmacies by tracking the completion of operating tasks by employees, and (iii) have visibility in the supply chain to product temperature through an end-to-end system for quality control and incident management. Typically, customers receive hardware up-front, including gateways and sensors, and pay for an annual subscription for monitoring sensor data.
Ventus
Ventus is a leader in providing comprehensive MNaaS solutions that simplify the complexity of both wireless and fixed-line WAN connectivity. With comprehensive end-to-end security, our portfolio includes an array of connectivity applications in the banking, healthcare, retail, gaming, hospitality and other sectors. Supporting ATMs, gaming, point-of-sale, kiosks, digital signing and retail applications, Ventus works closely with its customers to customize innovative long-term MNaaS solutions.
ITEM 1A. RISK FACTORS
Multiple risk factors exist which could have a material effect on our operations, results of operations, financial position, liquidity, capital resources and common stock.
Operational Risks
Global Supply Chain and Freight Transportation Disruptions
As we previously disclosed, like many companies, we are experiencing disruptions in our supply chain for a variety of reasons that we believe were initially triggered by the ongoing COVID-19 pandemic and that have now been exacerbated by the ongoing war in Ukraine. Among others these reasons include: labor force disruptions, container ship backlogs, physical container shortages at locations important for the global supply chain, energy disruptions in Europe, China and elsewhere, global increases in inflation and material and component shortages. We also are monitoring policy actions by the Chinese and Russian governments as well as the evolving implementation of economic sanctions against Russia that could cause other disruptions in the supply and production of components and products. Collectively these issues have led to shortfalls in available components we need to make products as well as increased costs to obtain components, to make products and to transport components and products. It has also lengthened the timelines for us to fulfill customer orders. The severity of the disruptions is continuously changing, meaning the impact on our ability to meet demand for particular products in a timely manner has been subject to ebb and flow. Some of these disruptions have been material with respect to certain of our products. We are taking steps to attempt to mitigate the impact of disruptions such as placing inventory demand further out into the future to secure our allocations of components, negotiating and engaging with suppliers to reserve components, encouraging customers to place orders earlier than normal due to longer lead times and attempting (in conjunction with customers) to influence political leaders to assure components needed to make products that are essential to the health and well-being of society are prioritized to our customer’s needs by suppliers. Many of our suppliers are also experiencing supply chain disruptions which in turn disrupt our operations. At present, we are unable to predict neither the duration or severity, nor the impact on our business and financial results of these disruptions, which could be material.
We depend on manufacturing relationships and on limited-source suppliers, and any disruptions in these relationships may cause damage to our customer relationships.
We procure all parts and certain services involved in the production of our products and subcontract most of our product manufacturing to outside firms that specialize in such services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. As an example, Ventus relies almost exclusively on a manufacturer in China for the production of the hardware it provides to its customers. Further, as discussed elsewhere, a range of factors have created stress on many supply chains globally. This has impacted on our own ability to procure certain inventory and services, in both of our business segments. Some of these impacts have been material and it is possible additional material impacts could occur in the future. There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of the components we need is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost revenue could be caused by other factors beyond our control, including late deliveries by vendors of components, or force majeure events. As an example of force majeure, a fire in November 2014 disrupted the operations at one of our contract manufacturers in Thailand. If we are required to identify alternative suppliers for any of our required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components or the availability of manufacturing services that currently are obtained from limited sources could disrupt our operations and have a material adverse effect on our customer relationships and profitability.
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
We participate in a services and solutions model that uses both hardware and cloud-based services. Both our SmartSense by Digi and Ventus offerings deploy hardware, software and cloud-based hosting. In other areas of our business we offer hosted services and cloud-based platform, software applications, and supporting products and services. We also employ significant human and financial resources to develop and deploy these offerings. As we work to grow and scale these offerings, these investments have and can adversely impacted our gross margins and profitability and may continue to do so in the future. While we believe we have a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. Certain customers and potential customers that use these offerings have also been adversely impacted by the COVID-19 pandemic that began in 2020 and the resulting global economic downturn. This could impede our ability to win and retain customers. We have and expect to encounter competition from other solutions providers, some of whom may have more significant resources than us with which to compete. Whether we are successful in this business model depends on a number of factors, including:
•our ability to establish the infrastructure to deploy and evolve our solutions effectively and continuously;
•the features and functionality of our offerings relative to competing offerings as well as our ability to market effectively;
•our ability to engage in successful strategic relationships with third parties such as telecommunications carriers, component makers and systems integrators;
•our ability to meet service assurance commitments required by certain contracts;
•competing effectively for market share; and
•deploying complete end-to-end solutions that meet the needs of the marketplace generally as well as the particular requirements of our customers more effectively and efficiently than competitive solutions.
Our ability to sustain and grow our business depends in large part on the success of our channel partner distributors and resellers.
A substantial portion of our revenue is generated through sales by channel partner distributors and resellers. Further, in recent years we have been taking steps to expand our relationship with certain distributors who have global reach. These expansion efforts may increase the percent of our revenue driven through channel partners or heighten our reliance on certain channel partners to drive sales. To the extent our channel partners are unsuccessful selling our products or if we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be materially and adversely affected. In addition, our channel partners may market, sell and support products and services that are competitive with ours, and may devote more resources to the marketing, sales and support of such products. These channel partners may have incentives to promote our competitors’ products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and longer relationships with our distributors and resellers. It is possible, one or more of our important channel partners may stop selling our products completely. Our channel partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products or services to customers, or violates laws or our corporate policies. If we fail to manage our existing or future sales channel partners effectively, our business and operating results could be materially and adversely affected.
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
•effectively implementing internal control over financial reporting;
•adverse effects on existing business relationships with suppliers and customers;
•risks associated with entering markets in which we have no or limited prior experience; and
•potential loss of key employees, particularly those of the acquired business
We cannot assure that we will be able to integrate successfully any businesses, products, technologies, or personnel that we have acquired or that we might acquire in the future. Any such integration failure could disrupt our business and have a material adverse effect on our consolidated financial condition and results of operations. Moreover, from time to time, we may enter into negotiations for a proposed acquisition, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of management’s attention and out-of-pocket expenses for us. We could also be exposed to litigation as a result of any consummated or unconsummated acquisition.
The businesses of Accelerated, which we acquired in fiscal 2018, Opengear, which we acquired in fiscal 2019, and Ventus, which we acquired in fiscal 2022, are subject to significant customer concentration.
In 2018, we acquired Accelerated. While Accelerated has many customers, its business historically has been highly dependent on its relationship with a single telecommunications carrier customer. Any disruption or difficulties in securing or renewing contractual relationships with this customer, maintaining such relationship on favorable terms or any other disruption in our business with this customer could have an adverse impact on our business, results of operations, financial condition and prospects.
In the first quarter of fiscal 2019, we acquired Opengear. While Opengear has many customers, its business historically has been significantly concentrated on its relationships with a few large customers. Any disruption or difficulties in securing or renewing contractual relationships with any of these customers, maintaining such relationships on favorable terms or any other disruption in our business with one or more of these customers could have an adverse impact on our business, results of operations, financial condition and prospects.
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
In addition, some larger customers may demand discounts and rebates. As a result, our future revenue opportunities may be limited, and we may face pricing pressures, which in turn could adversely impact our gross margin and our profitability. The loss of, reduction in, or pricing discounts associated with orders from any key customer would significantly reduce our revenue and harm our business. Furthermore, delays in payment and/or extended payment terms from any of our key or larger customers could have a material negative impact on our cash flows and working capital to support our business operations.

SmartSense by Digi remains subject to the risks faced by a business operating in an emerging market.
SmartSense by Digi primarily was formed through acquisitions of four businesses, the last of which was completed in October 2017, and is operated in an emerging market where technology based solutions to monitor the condition of perishable goods as well as the competition of employee tasks have not been used historically. The operation of SmartSense by Digi will be subject to significant additional risks that are not necessarily related to our legacy products and services.
Additional risks that relate to SmartSense by Digi, include, but are not limited to:
•SmartSense by Digi offerings are deployed in part to help assure perishable goods are safely preserved. This presents a potential risk of loss in the event of a malfunction or failure of our offerings.
•SmartSense by Digi has a limited history with us in a marketplace that is nascent in its development and has numerous competitors. We cannot provide assurances we will be successful in operating and continuing to grow this business.
•Our ability to succeed with the SmartSense by Digi offerings will depend in large part on our ability to provide customers with hardware and software products that are easy to deploy and offer features and functionality that address the needs of particular businesses. The customer desire for ease of deployment has been heightened by the COVID-19 pandemic that commenced during 2020. We may face challenges and delays in the development of this business as the marketplace for products and services evolves to meet the needs and desires of customers.
In light of these risks and uncertainties, we may not be able to establish or maintain the market share of SmartSense by Digi, integrate it successfully into our other operations or take full advantage of businesses we have acquired or may acquire in the future. There can be no assurance that we will recover our investments in SmartSense by Digi or that we will realize significant and consistent profits from this business. Also, there can be no assurance that diverting our management’s attention to this business will not have a material adverse effect on our other existing businesses, any of which may have a material adverse effect on our results of operations, financial condition and prospects.
Risks Relating to Our Foreign Operations
Our use of suppliers in other parts of the world involves risks that could negatively impact us.
We purchase a number of components from suppliers in other parts of the world. Product delivery times may be extended due to the distances involved, requiring more lead time in ordering. In addition, ocean freight delays may occur as a result of labor problems, weather delays, expediting orders for third parties or customs issues. Any extended delay in receipt of the component parts could eliminate anticipated cost savings and have a material adverse effect on our customer relationships and profitability. Governments continue to impose tariffs on various products and components which may impact the pricing of certain components and inventories and could have a material adverse effect on our competitive standing in the marketplace and our financial results. Potential power outages, most notably in recent times in Asia and Europe could also have a material adverse effect ability to obtain components for our products from our foreign suppliers. Additional challenges could occur if these suppliers allocate materials and components to other customers. The Chinese government in recent years has implemented policies that adversely have impacted various industries in that nation and it is possible they may take actions in the future that are adverse to suppliers who we rely upon. Finally, sanctions against and actions of the Russian government resulting from the war in Ukraine may be adverse to suppliers who we rely upon.
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
We intend to continue to devote significant resources to research and development in the coming years to enhance our existing product offerings and develop additional product offerings. For fiscal 2022, 2021, and 2020, respectively, our research and development expenses were 14.2%, 15.1% and 15.7% of our revenue. If we are unable to enhance existing products and develop new products, applications and services as a result of our research and development efforts, if we encounter delays in deploying these enhanced or new products, applications and services, or if the products, applications and services we enhance or develop are not successful, our business could be harmed. Even if we enhance existing products and develop new products, applications and services that are accepted by our target markets, the net revenue from these products, applications and services may not be sufficient to justify our investment in research and development.
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
We are reliant on third parties to manufacture our products in countries such as China, Mexico and Thailand. The ability of these manufacturers to provide us with the timely provision of finished products is subject to a number of disruptions beyond their control such as, among others: the availability of components from suppliers, labor shortages such as those caused by the ongoing COVID-19 pandemic, energy shortages such as those from time to time encountered in China, changes in government regulations or other factors. If we do not properly forecast customer demands for products any lengthening in lead times or disruptions in service could result in lost revenues and adversely impact our business, results of operation, financial condition and prospects.
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
Our gross margins may be subject to declines which could decrease our overall profitability and impact our financial performance adversely. Some of the hardware products we sell are approaching the end of their product life cycles. These mature hardware products have sold historically at higher gross margins than our other product and service offerings. We expect this general trend of declining sales for many of our mature products to continue and the pace of the decline may accelerate. In addition, rising prices for goods and services due to inflation along with ongoing cost pressures in our industry create downward pressure on the prices at which we and other manufacturers can sell hardware products. We have indicated that we would be willing to realize lower levels of gross margins from customers in return for long-term, binding purchase commitments. If this strategy were successful, it could apply downward pressure on our gross margins. While part of our longer term strategy is to sell software applications and IoT solutions such as SmartSense by Digi and Ventus offerings, which may provide recurring revenues at relatively high gross margins, these types of offerings are still at early stages of adoption by customers and their sales growth is not necessarily predictable or assured. As such, our gross margins may be subject to decline unless we can implement cost reduction initiatives effectively to offset the impact of these factors.
Our revenue may be subject to fluctuations based on the level of significant large project-based purchases.
No single customer has represented more than 10% of our revenue in any of the last three fiscal years. However, many of our customers make significant one-time hardware purchases for large projects that are not repeated. As a result, our revenue may be subject to significant fluctuations based on whether we are able to close significant project based sales opportunities. In addition, in our SmartSense by Digi and Ventus businesses certain customers have outsized deployments relative to other customers. It is possible we will see revenue fluctuations in this business based upon the scale of new deployments in different financial periods. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenue for that period.
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
On December 22, 2021, Digi entered into a third amended and restated credit agreement, which amended and restated the second amended and restated credit agreement entered into on November 1, 2021, consisting of a $350 million term loan B secured loan (the "Term Loan") and a $35 million revolving credit facility (the "Revolving Credit Facility", and together with the Term Loan, the "Loan"). This Loan replaced our syndicated senior secured credit agreement with BMO that was entered into on March 15, 2021 and replaced the remaining balances of our term loan and revolver. The $35 million revolving credit facility, which presently is undrawn, includes a $10 million letter of credit subfacility and $10 million swingline subfacility. Amounts under the Term Loan are being repaid in quarterly installments on the last day of each fiscal quarter, with an annual amortization rate of 5% of the original aggregate principal amount of the term loans, commencing on June 30, 2022. The remaining outstanding balance under the Term Loan is due to be repaid in full after seven years.
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
As we continue to direct a substantial portion of our sales and development efforts toward broader based solutions, such as SmartSense by Digi, the Digi Remote Manager and Ventus offerings, we expect to store, convey and potentially process significant amounts of data produced by devices. Further many of our business applications now exist within cloud platforms that are managed by third parties, which also adds risk from breach of third parties.
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
Production and marketing of products in certain states and countries may subject us to environmental and other regulations. In addition, certain states and countries may pass new regulations requiring our products to meet certain requirements to use environmentally friendly components. The European Union has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment and disposal of equipment placed in the European Union market. The Restrictions of Hazardous Substances Directive bans the use of certain hazardous materials in electric and electrical equipment which are put on the market in the European Union. In the future, various countries including the United States may adopt further environmental compliance programs. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which could have a material adverse effect on our revenue and profitability.
Risks Related to Our Common Stock
Unsolicited takeover proposals, governance change proposals, proxy contests and resulting litigation may adversely impact our operations, create uncertainty and affect the market price and volatility of our securities.
In 2017, we received an unsolicited takeover proposal and other companies in our industry have been the target of unsolicited takeover proposals in the past. In the event that a third party, such as a competitor, private equity firm or activist investor makes an unsolicited takeover proposal or proposes to change our governance policies or board of directors, or makes other proposals concerning our ownership structure or operations, our review and consideration of such proposals may be a significant distraction for our management and employees, and could require us to expend significant time and resources. Such proposals may create uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees, to hire new talent or to complete acquisitions we may desire to make. Similar uncertainty among our customers, suppliers and other business partners could cause them to terminate, or not to renew or enter into, arrangements with us. Certain proposals may result in costly proxy contests or litigation that can disrupt our business operations or result in an adverse effect on our operating results. Management and employee distraction related to any such proposals also may adversely impact our ability to conduct our business optimally and pursue our strategic objectives. Such proposals, or their withdrawal, could create uncertainty among investors and potential investors as to our future direction and affect the market price of our common stock without regard to our operational or financial performance.
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
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal 2022, the closing price of our common stock on the Nasdaq Global Select Market ranged from $18.54 to $37.44 per share. Our closing sale price on November 17, 2022 was $39.50 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, departures of key personnel, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions and risks may, for example, have a significant impact on the market price of our common stock.
If our stock price declines over a sustained period of time, our profits significantly decrease or our acquired businesses do not attain results that were anticipated at the time of acquisition, we may need to recognize an impairment of our goodwill.

The price of our common stock could decline. If such a decline continued over a sustained period of time, we could have an impairment of our goodwill. Our market value is dependent upon certain factors, including continued future growth of our products, services and solutions. If such growth does not materialize or our forecasts are not met (including forecasts established at the time of acquisition), our profits could be significantly reduced, and our market value may decline, which could result in an impairment of our goodwill. As discussed in other risk factors, there could be circumstances beyond our control that could exacerbate the conditions that would lead to such an impairment.
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
Certain of our components and other materials used in producing our products are from regions susceptible to natural disasters or other events beyond our control, such as the COVID-19 pandemic or the ongoing war in Ukraine. These and other events beyond our control can adversely impact our supply chains and our business. If we are unable to procure necessary materials, we could experience a disruption to our supply chain that would hinder our ability to produce our products in a timely manner. It also could cause us to seek other sources of supply which may be more costly or which we may not be able to procure on a timely basis. We also risk damage to any tooling, equipment or inventory at the supplier’s facilities. For instance, flooding in October 2011 and a fire in November 2014 disrupted the operations at one of our contract manufacturers in Thailand. In addition, our customers may not follow their normal purchasing patterns or temporarily cease purchasing from us due to impacts to their businesses in the region, creating unexpected fluctuations or decreases in our revenue and profitability. Natural disasters, wars and other events beyond our control could have material adverse impacts on our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The following table contains a listing of our property locations that are material to us as of September 30, 2022:

Location of Property	Use of Facility	Segment	Approximate Square Footage	Ownership or Lease Expiration Date
Hopkins, MN (Corporate headquarters)	Research & development, sales, sales support, marketing and administration	IoT Products & Services	59,497	January 2032
Eden Prairie, MN	Manufacturing and warehousing	IoT Products & Services	58,000	Owned
Sandy, UT	Sales, technical support, research & development, administration, manufacturing and warehousing	IoT Products & Services	35,466	December 2030
Norwalk, CT	Sales, sales support, technical support, research & development, administration, manufacturing and warehousing	IoT Solutions	14,115	July 2027
Boston, MA	Research & development, sales, sales support and marketing	IoT Solutions	13,302	August 2026
Queensland, Australia	Research & development	IoT Products & Services	12,422	November 2023
Mishawaka, IN	Sales, technical support and administration	IoT Solutions	7,829	August 2026
Ismaning, Germany	Sales, sales support and administration	IoT Products & Services	6,878	September 2022
Edison, NJ	Administration	IoT Products & Services	6,223	March 2025
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
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our common stock is listed under the symbol DGII on the Nasdaq Global Select Market tier of the Nasdaq Stock Market LLC. On November 17, 2022 there were 103 stockholders of record.
Issuer Repurchases of Equity Securities
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of fiscal 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2022 - July 31, 2022	—	$—	—	$—
August 1, 2022 - August 31, 2022	5,530	$33.58	—	$—
September 1, 2022 - September 30, 2022	—	$—	—	$—
Total	5,530	$—	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our common stock for the period from the close of the Nasdaq Stock Market - U.S. Companies on September 30, 2017 to September 30, 2022, the last day of fiscal 2021, with the total cumulative return for the Nasdaq U.S. Benchmark TR Index (the "U.S. Benchmark Index") and the Nasdaq Telecommunications Index (the "Peer Index") over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2017, for our common stock, the U.S. Benchmark Index and the Peer Index and assumes the reinvestment of all dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
$400
$300
$200
$100
$0
FY17
FY18
FY19
FY20
FY21
FY22
Period Ending
Digi International Inc.
U.S. Benchmark Index
Peer Index

	FY17	FY18	FY19	FY20	FY21	FY22
Digi International Inc.	$100.00	$126.89	$128.49	$147.45	$198.77	$316.42
Nasdaq U.S. Benchmark TR Index	$100.00	$117.79	$121.29	$140.05	$184.89	$151.60
Nasdaq Telecommunications Index	$100.00	$103.11	$118.07	$121.84	$134.26	$97.54

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our consolidated financial statements and other information in this Annual Report on Form 10-K.
We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for fiscal 2021, filed with the SEC on November 24, 2021. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for fiscal 2020 compared to fiscal 2021.
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
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, those set forth in Item 1A, Risk Factors, of this Annual Report on Form 10-K and other quarterly filings on Form 10-Q and other subsequent filings, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a leading global provider of business and mission-critical IoT connectivity products, services and solutions. Our business is comprised of two reporting segments: IoT Products & Services and IoT Solutions.
In fiscal 2022, our key operating objectives included:
•continued growth of both SmartSense by Digi and Ventus that are the base of our IoT Solutions segment;
•delivering growth within our IoT Products & Services segment through new product introductions; and
•integration of our recently acquired Ventus business.
During the course of fiscal 2022, the supply chain difficulties presently impacting businesses globally continued to affect our business. We devoted significant time and resources towards mitigating these impacts during the fiscal year.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for fiscal 2022 that we feel are most important in these evaluations, with comparisons to fiscal 2021:
•Consolidated revenue was $388 million, an increase of 26%.
•Consolidated gross profit was $216 million, an increase of 30%.
•Gross profit margin was 55.7% versus 54.0%. Gross profit margin excluding amortization was 57.1% compared to 55.5%.
•Consolidated operating income was $38 million, compared to $11 million, an increase of 263%.
•Net income was $19 million, compared to $10 million, an increase of 87%.
•Diluted earnings per share was $0.54, compared to $0.31, an increase of 74%.
•Adjusted net income was $60 million, or $1.66 per diluted share, compared to $36 million, or $1.08 per diluted share, an increase of 54%.
•Adjusted EBITDA was $79 million, or, 20.5% of revenue, compared to $48 million or 15.6% of revenue.
•Annualized Recurring Revenue, or ARR, was over $94 million at year end, an increase of 149%.
•We completed the acquisition of Ventus in the first fiscal quarter of 2022.
Recent Events Impacting Fiscal 2022 Results
Acquisition of Ventus
On November 1, 2021, we acquired Ventus for approximately $350 million in cash. The acquisition was funded through a combination of cash on hand and debt financing under an amended and restated credit facility committed by BMO Harris Bank N.A. (see Note 7). In the first quarter of fiscal 2022, the preliminary purchase price allocation was recorded, including related determinations of fair value and income tax implications. In the fourth quarter of fiscal 2022, we recorded purchase price allocation adjustments to adjust for new information. As a result, in our final purchase price allocation we have $119 million of goodwill and $211 million of other intangibles on our consolidated balance sheets at September 30, 2022. The results of operations following the acquisition date are now included in our 2022 results within our IoT Solutions segment.
Key trends regarding our existing business
The following trends affected our financial performance in fiscal 2022 and 2021, and we expect these trends will continue to impact our results in the future:
•We believe the market for IoT products and related services is in the midst of a long-term expansion. We believe our IoT Products & Services business is positioned for modest revenue and profitability growth and that our IoT Solutions business is positioned for more significant revenue and profitability growth given the large total addressable market for condition monitoring and asset tracking services that is in earlier stages of adoption.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our consolidated statements of operations, expressed as a percentage of revenue and as a percentage of change from year-to-year for the years indicated:

	Year ended September 30,		% Increase (decrease)
	2022	2021	2022 compared to 2021
Revenue	100.0	100.0	—
Cost of sales	44.3	46.0	(1.7)
Gross profit	55.7	54.0	1.7
Operating expenses	45.9	50.6	(4.7)
Operating income	9.8	3.4	6.4
Other expense, net	(5.0)	(0.5)	(4.5)
Income before income taxes	4.8	2.9	1.9
Income tax benefit	(0.2)	(0.5)	0.3
Net income	5.0%	3.4%	1.6
REVENUE BY SEGMENT

	Year ended September 30,
($ in thousands)	2022		2021		% Increase (decrease)
Revenue
IoT Products & Services	$297,645	76.7%	$264,173	85.6%	12.7
IoT Solutions	90,580	23.3	44,459	14.4	103.7
Total revenue	$388,225	100.0%	$308,632	100.0%	25.8
IoT Products & Services
IoT Products & Services revenue increased 12.7% for fiscal 2022, as compared to fiscal 2021. This primarily was the result of:
•increased sales of console server and cellular products driven by demand for data center and edge based deployments and increased OEM sales in the second half of 2022.
This increase was partially offset by:
•decreased sales of infrastructure management products, driven by supply chain challenges.
IoT Solutions
IoT Solutions revenue increased 103.7% for fiscal 2022, as compared to fiscal 2021. This primarily was the result of:
•the additional recurring revenue from our November 2021 acquisition of Ventus.
This increase were partially offset by:
•decreased one-time customer implementation sales, due to significant activity from a few large customers in 2021 that did not recur in 2022.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT
Below are our segments' cost of goods sold and gross profit as a percentage of their respective total revenue:

	Year ended September 30,				Basis point increase (decrease)
($ in thousands)	2022		2021
Cost of Goods Sold
IoT Products & Services	$137,528	46.2%	$119,701	45.3%	90
IoT Solutions	34,411	38.0%	22,274	50.1%	(1,210)
Total cost of goods sold	$171,939	44.3%	$141,975	46.0%	(170)

	Year ended September 30,				Basis point increase (decrease)
($ in thousands)	2022		2021
Gross Profit
IoT Products & Services	$160,117	53.8%	$144,472	54.7%	(90)
IoT Solutions	56,169	62.0%	22,185	49.9%	1,210
Total gross profit	$216,286	55.7%	$166,657	54.0%	170
IoT Product & Services
IoT Products & Services gross profit margin decreased 90 basis points for fiscal 2022 as compared to the prior fiscal year. This decrease primarily was a result of:
•increased production and distribution costs due to the continuing supply chain challenges, as well as changes in product and customer mix.
IoT Solutions
The IoT Solutions gross profit margin increased 1,210 basis points for fiscal 2022 as compared to the prior fiscal year. This increase primarily was a result of:
•additional recurring subscription revenue, from the acquisition of Ventus, which typically has a high gross profit margin.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Year ended September 30,
($ in thousands)	2022		2021		$ increase (decrease)	% Increase (decrease)
Operating expenses:
Sales and marketing	$70,366	18.1%	$61,909	20.1%	$8,457	13.7
Research and development	55,098	14.2	46,623	15.1	8,475	18.2
General and administrative	58,527	15.1	40,830	13.2	17,697	43.3
Change in fair value of contingent consideration	(6,200)	(1.6)	5,772	1.9	(11,972)	100.0
Restructuring charges, net	275	0.1	995	0.3	(720)	(72.4)
Total operating expenses	$178,066	45.9%	$156,129	50.6%	$21,937	14.1
The $21.9 million increase in operating expenses in fiscal 2022 from fiscal 2021 primarily was the result of:
•incremental operating expenses from our acquisitions of Ventus, Haxiot and Ctek.
This increase was partially offset by:
•a $5.8 million increase in contingent consideration in prior year compared to a $6.2 million reduction in 2022 and a decrease in restructuring charges.
OTHER EXPENSE, NET

	Year ended September 30,
($ in thousands)	2022		2021		$ increase (decrease)	% Increase (decrease)
Other expense, net:
Interest income	$11	—	$10	—%	$1	10.0
Interest expense	(19,701)	(5.1)%	(1,395)	(0.5)	(18,306)	1,312.3
Other expense, net	98	—	(144)	—	242	(168.1)
Total other expense, net	$(19,592)	(5.1)%	$(1,529)	(0.5)%	$(18,063)	1,181.4
The $18.1 million increase in other expense in fiscal 2022 from fiscal 2021 primarily was the result of:
•an increase to our interest expense as we refinanced our revolving loan with a new credit facility in November 2021 and wrote off a portion of the deferred financing fees associated with our prior credit facility to fund the acquisition of Ventus. (see Note 7 to the condensed consolidated financial statements).
INCOME TAXES
Our effective income tax benefit rates were (4.1)%, (15.2)% and (12.7)% for fiscal 2022, 2021 and 2020, respectively. Our effective tax rate will vary based on a variety of factors. These include our overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlement of audits (see Note 12 to our consolidated financial statements).
KEY BUSINESS METRICS
Annualized Recurring Revenue ("ARR") represents the annualized monthly value of all billable subscription contracts, measured at the end of any fiscal period. ARR should be viewed independently of revenue and deferred revenue and is not intended to replace or forecast either item. Digi management uses ARR to manage and assess the growth of our subscription revenue business. We believe ARR is an indicator of the scale of our subscription revenue business and is less subject to seasonality and contract term changes than other metrics.

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
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:

Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Year ended September 30,
	2022		2021
		% of total revenue		% of total revenue
Total revenue	$388,225	100.0%	$308,632	100.0%

Net income	19,383	5.0%	$10,366	3.4%
Interest expense (income), net	19,690		1,385
Income tax (benefit)	(755)		(1,367)
Depreciation and amortization	33,839		20,877
Stock-based compensation	8,578		8,135
Changes in fair value of contingent consideration	(6,200)		5,772
Restructuring charge	275		995
Acquisition and integration expense	4,605		2,098
Adjusted EBITDA	$79,415	20.5%	$48,261	15.6%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Year ended September 30,
	2022		2021
Net income and net income per diluted share	19,383	$0.54	$10,366	$0.31
Amortization	27,195	0.76	16,534	0.50
Stock-based compensation	8,578	0.24	8,135	0.24
Other non-operating expense	(98)	—	144	—
Acquisition and integration expense	4,605	0.13	2,098	0.06
Changes in fair value of contingent consideration	(6,200)	(0.17)	5,772	0.17
Restructuring charge	275	0.01	995	0.03
Interest expense, net	19,690	0.54	1,404	0.04
Tax effect from above net income adjustments (1)	(9,901)	(0.28)	(6,627)	(0.20)
Discrete tax benefits (2)	(3,933)	(0.11)	(2,674)	(0.07)
Adjusted net income and adjusted net income per diluted share (3)	$59,594	$1.66	$36,147	$1.08
Diluted weighted average common shares		35,995		33,394
(1)The tax effect from the above adjustments assumes and estimated effective tax rate of 18.0% for fiscal 2022 and 2021 based on adjusted net income.
(2)For the twelve months ended September 30, 2022, discrete tax benefits include excess tax benefits recognized on stock compensation and expiring statute of limitations. For the twelve months ended September 30, 2021,discrete tax benefits include excess tax benefits recognized on stock compensation, an adjustment of our state deferred tax rate due to the Opengear acquisition and expiring statute of limitations.
(3)Adjusted net income per diluted share may not add due to the use of rounded numbers.

LIQUIDITY AND CAPITAL RESOURCES
Historically we have financed our operations and capital expenditures principally with funds generated from operations. In fiscal 2021 we issued an equity offering and in fiscal 2022 we issued debt to fund our acquisition of Ventus. Our liquidity requirements arise from our working capital needs, and to a lesser extent, our need to fund capital expenditures to support our current operations and facilitate growth and expansion.
On December 22, 2021, Digi entered into a third amended and restated credit agreement with BMO. Digi refinanced the Term Loan Facility and Revolving Loan Facility under its existing credit agreement entered into on November 1, 2021, but did not receive any additional proceeds from nor modify the amounts of any facilities or subfacilities contained within that credit agreement. The credit agreement consists of a $350 million term loan B secured loan and a $35 million revolving credit facility. The $35 million revolving credit facility, which presently has no outstanding balance, includes a $10 million letter of credit subfacility and $10 million swingline subfacility. As of September 30, 2022, $35.0 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. For additional information regarding the terms of our Credit Facility see Note 7 to our consolidated financial statements.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As follows, our consolidated statement of cash flows for the years ended September 30, 2022 and 2021 is summarized:

	Year ended September 30,
($ in thousands)	2022	2021
Operating activities	$37,740	$57,723
Investing activities	(349,528)	(21,365)
Financing activities	192,782	62,242
Effect of exchange rate changes on cash and cash equivalents	1,474	(297)
Net increase (decrease) in cash and cash equivalents	$(117,532)	$98,303
Cash flows from operating activities decreased $20.0 million primarily as a result of:
•an increase in operating assets and liabilities (net of acquisitions) during the period of $25.3 million, including a $41.4 million increase in inventory, compared to a decrease of $13.6 million in fiscal 2021,
•a decrease in the fair value of contingent consideration of $6.2 million in 2022 compared to an increase of $5.8 million in fiscal 2021, and
•a decrease in the provision for bad debt.
These decreases were partially offset by:
•an increase in the provision for inventory of $5.7 million in fiscal 2022.
•increases in depreciation and amortization expenses, deferred income tax benefits and net income.
Cash flows used in investing activities decreased $328.2 million primarily as a result of:
•an increase of $328.4 million used for acquisitions, primarily related to our November 2021 acquisition of Ventus (see Note 2 to the consolidated financial statements).
Cash flows from financing activities increased $130.5 million primarily as a result of:
•an increase of $350.0 million in proceeds from the Term Loan issued in November 2021.
This increase was partially offset by:
•payments of debt issuance costs of $13.4 million,
•$73.8 million in proceeds from stock issuance in Q2 2021,
•payments of $48.1 million upon the closing of the Term Loan issued in November 2021 to retire the previous credit facility, and
•early payments of $100.0 million on the new Term Loan issued in November 2021 compared to $15.6 million in debt payments in fiscal 2021 on the previous credit facility (see Note 7 to the condensed consolidated financial statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations at September 30, 2022:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$22,356	$3,835	$6,490	$4,807	$7,224
Revolving loan	250,000	17,500	35,000	35,000	162,500
Interest on long-term debt	82,793	16,778	29,953	24,684	11,378
Total	$355,149	$38,113	$71,443	$64,491	$181,102
The operating lease agreements included above primarily relate to office space. The table above does not include our possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $3.3 million as of September 30, 2022. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
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
During 2022 and 2021, we had approximately $85.8 million and $80.7 million, respectively, of revenue related to foreign customers including export sales, of which $0.8 million were denominated in foreign currencies, predominantly the Canadian Dollar. During fiscal 2020, we had approximately $65.8 million of revenue to foreign customers including export sales, of which $1.7 million was denominated in foreign currencies, predominantly the Euro and British Pound. In future periods, we continue to expect that the majority of our sales will be in U.S. Dollar.
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
Hardware Product Revenue and SmartSense by Digi Equipment Revenue and Associated Installation Fees
Our hardware product revenue is derived primarily from the sale of wired and wireless hardware products to our distributors and direct/original equipment manufacturer (“Direct/OEM”) customers. Product revenue generally is recognized upon shipment of the product to a customer. Sales to authorized domestic distributors and Direct/OEM customers typically are made with certain rights of return and price adjustment provisions. Estimated reserves for future credit returns and pricing adjustments are established based on an analysis of historical patterns of credit returns and price adjustments compared to received credit returns and distribution sales for the current period. Estimated reserves for future credit returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded. Estimated sales returns for our distributor stock rotation program are accounted for under the guidance of ASC 845 Nonmonetary Transactions. Material differences between the historical trends used to determine estimated reserves and actual credit returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position.
Equipment revenue from SmartSense by Digi within our IoT Solutions segment is recognized upon shipment of the equipment to a customer. Installation service charges from these sales are recorded when the product is installed.
Subscription and Support Services Revenue
Our SmartSense by Digi® and Ventus subscription revenue is based on contracts with at least an annual term and is recorded on a monthly basis. These subscriptions are generally in a range from one to five years, and may contain an evergreen renewal provision. Generally, our subscription renewal charges per month are the same as the original contract term.
We also derive service revenue from our Digi Remote Manager, a platform-as-a-service (“PaaS”) offering, whereby customers pay for services consumed based on the number of devices being managed or monitored. This revenue is recognized over the life of the service term and is included in our IoT Products & Services segment.
Digi Support Services revenues are recognized over the life of the support contract and included in our IoT Products & Services segment. Some of Digi Support Services revenue is for training and this revenue is recognized as the services are performed.
Professional Services Revenue
Professional services revenue is derived from our Digi Wireless Design Services contracts on either on a time-and-materials or a fixed-fee basis. These revenues, which are included in our IoT Products & Services segment are recognized as the services are performed for time-and-materials contracts or as invoiced for fixed-fee contracts.
Contracts with Multiple Performance Obligations
From time to time we have contracts from customers with multiple performance obligations. Our hardware products may be combined with our Digi Remote Manager PaaS offering as well as other support services in an individual contract. Our SmartSense by Digi revenues typically are derived from contracts with multiple performance obligations. These obligations may include: delivery of monitoring equipment that the customer purchases out-right , monitoring services, providing condition alerts of assets being monitored, and recertification of sensor equipment. When we retain ownership of the equipment, we charge an implementation fee to the customer so they can begin using the equipment. In these instances, all revenue derived from the above obligations is recognized over the subscription term of the contract. If the customer purchases the equipment

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
out-right, that portion of the revenue is recognized at the stand-alone selling price at the time the equipment is shipped and all other revenue is recognized over the subscription term of the contract. We have made an accounting policy election to exclude from the measurement of our revenues any sales or similar taxes we collect from customers.
INVENTORIES
Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. We reduce the carrying value of our inventories for estimated excess and obsolete inventories equal to the difference between the cost of inventory and its estimated realizable value based upon assumptions about future product demand and market conditions. These estimates are subject to uncertainty and involve the use of historical data and future market expectations. Once the new cost basis is established, the value is not increased with any changes in circumstances that would indicate an increase in value after the re-measurement. If actual product demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could result in a material change to our consolidated results of operations or financial position.
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. For our quantitative goodwill impairment tests, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an impairment loss must be recognized for the excess. We have two reportable operating segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 4 to the consolidated financial statements). Effective with the reorganization announcement on October 7, 2020 (see Note 10), our IoT Products & Services business is now structured to include four reporting units under the IoT Products & Services segment, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Following our acquisition of Ventus in the first fiscal quarter of 2022, IoT Solutions is comprised of two reporting units; Ventus and SmartSense. We have six reporting units that have been tested individually for impairment.
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
Results of our Fiscal 2022 Annual Impairment Test
As of June 30, 2022, we had a total of $32.7 million of goodwill for the Enterprise Routers reporting unit, $57.1 million of goodwill for the Console Servers reporting unit, $63.7 million of goodwill for the OEM Solutions reporting unit, $20.4 million of goodwill for the Infrastructure Management reporting unit, $49.5 million of goodwill for the SmartSense reporting unit and $118.3 million of goodwill for the Ventus reporting unit. At June 30, 2022, the fair value of goodwill exceeded the carrying value for all six reporting units. SmartSense and Ventus fair values exceeded carrying values by less than 10%. Implied fair value for each reporting unit was calculated on a standalone basis using a weighted combination of the income approach and market approach. The implied fair values of each reporting unit were added together along with our unallocated assets to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of September 30, 2022, we had $250.0 million outstanding under our Term Loan and $0.0 million outstanding under our Revolving Loan. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to LIBOR with a floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if LIBOR is no longer available) plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.5%, or the one-month LIBOR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00-3.75% for LIBOR loans and 3.00 to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. Based on the balance sheet position for both the Term Loan and Revolving Loan at September 30, 2022, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.6 million. For additional information, see Note 7 to our consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.
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
The table below compares the average monthly exchange rates of the Euro, British Pound Canadian Dollar, Indian Rupee and Australian Dollar:

	Fiscal year ended September 30,		% increase
	2022	2021	(decrease)
Euro	1.1057	1.1951	(7.5)%
British Pound	1.1377	1.2718	(10.5)%
Canadian Dollar	0.7768	0.7911	(1.8)%
Indian Rupee	0.0130	0.0131	(0.8)%
Australian Dollar	0.7105	0.7510	(5.4)%
A 10.0% change from the 2022 average exchange rate for the Euro, British Pound Canadian Dollar, Indian Rupee and Australian Dollar to the U.S. Dollar would have resulted in an immaterial increase or decrease in fiscal 2022 annual revenue and a 1.2% increase or decrease in stockholders' equity at September 30, 2022. The above analysis does not take into consideration any pricing adjustments we may make in response to changes in the exchange rates.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Digi International Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Digi International Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes and consolidated financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 23, 2022 expressed an unqualified opinion.
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

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2016.

Cincinnati, Ohio
November 23, 2022

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2022	2021	2020
	(in thousands, except per common share data)
Revenue:
Product	$290,170	$265,805	$248,374
Service	98,055	42,827	30,897
Total revenue	388,225	308,632	279,271
Cost of sales:
Cost of product	140,615	124,065	118,322
Cost of service	26,027	13,412	12,490
Amortization	5,297	4,498	4,487
Total cost of sales	171,939	141,975	135,299
Gross profit	216,286	166,657	143,972
Operating expenses:
Sales and marketing	70,366	61,909	52,761
Research and development	55,098	46,623	43,765
General and administrative	58,527	40,830	36,140
Change in fair value of contingent consideration	(6,200)	5,772	(128)
Restructuring charge	275	995	117
Total operating expenses	178,066	156,129	132,655
Operating income	38,220	10,528	11,317
Other expense, net:
Interest income	11	10	304
Interest expense	(19,701)	(1,395)	(3,592)
Other income (expense), net	98	(144)	(566)
Total other expense, net	(19,592)	(1,529)	(3,854)
Income before income taxes	18,628	8,999	7,463
Income tax benefit	(755)	(1,367)	(948)
Net income	$19,383	$10,366	$8,411

Net income per common share:
Basic	$0.55	$0.32	$0.29
Diluted	$0.54	$0.31	$0.28
Weighted average common shares:
Basic	35,031	32,111	28,849
Diluted	35,995	33,394	29,546
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2022	2021	2020
	(in thousands)
Net income	$19,383	$10,366	$8,411
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(3,308)	1,071	1,698
Other comprehensive (loss) income, net of tax	(3,308)	1,071	1,698
Comprehensive income	$16,075	$11,437	$10,109

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2022	2021
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$34,900	$152,432
Accounts receivable, net	50,450	43,738
Inventories	73,223	43,921
Deferred tax assets	3,764	2,698
Other current assets	3,871	3,869
Total current assets	166,208	246,658
Property, equipment and improvements, net	27,594	12,132
Identifiable intangible assets, net	302,064	118,029
Goodwill	340,477	225,522
Operating lease right-of-use assets	15,299	15,684
Other non-current assets	2,253	1,506
Total assets	$853,895	$619,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,523	$—
Accounts payable	32,373	22,586
Accrued compensation	14,576	12,934
Unearned revenue	19,803	13,589
Current portion of operating lease liabilities	3,196	2,633
Other current liabilities	11,036	7,199
Total current liabilities	96,507	58,941
Income taxes payable	2,441	2,334
Deferred tax liabilities	9,666	13,493
Long-term debt	222,448	45,799
Operating lease liabilities	16,978	18,368
Other non-current liabilities	4,342	8,079
Total liabilities	352,382	147,014
Commitments and Contingencies (see Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 41,950,732 and 40,653,035 shares issued	420	407
Additional paid-in capital	385,244	370,699
Retained earnings	200,075	180,692
Accumulated other comprehensive loss	(26,054)	(22,746)
Treasury stock, at cost, 6,412,812 and 6,390,645 shares	(58,172)	(56,535)
Total stockholders’ equity	501,513	472,517
Total liabilities and stockholders’ equity	$853,895	$619,531

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2022	2021	2020
Operating activities:	(in thousands)
Net income	$19,383	$10,366	$8,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	6,644	4,343	4,545
Amortization	30,928	16,534	14,754
Stock-based compensation	8,578	8,135	7,237
Deferred income tax provision	(3,387)	(4,598)	(3,357)
Loss on sale of property, equipment and improvements	4	89	—
Change in fair value of contingent consideration	(6,200)	5,772	(128)
Provision for bad debt and product returns	427	2,290	2,135
Provision for inventory obsolescence	6,901	1,200	2,630
Other, net	(192)	42	366
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(541)	11,467	5,539
Inventories	(41,369)	4,679	(11,133)
Other assets	(545)	(1,657)	(704)
Income taxes	(1,305)	165	(1,100)
Accounts payable	7,281	(5,578)	3,205
Accrued expenses	11,133	4,474	2,078
Net cash provided by operating activities	37,740	57,723	34,478
Investing activities:
Acquisition of businesses, net of cash acquired	(347,554)	(19,108)	(136,098)
Purchase of property, equipment, improvements and certain other intangible assets	(1,974)	(2,257)	(899)
Net cash used in investing activities	(349,528)	(21,365)	(136,997)
Financing activities:
Proceeds from long-term debt	350,000	617	119,018
Payments of debt issuance costs	(13,443)	—	—
Payments on long-term debt	(148,118)	(15,624)	(55,893)
Payments for contingent consideration	—	(4,200)	(4,698)
Proceeds from issuances of stock, net of offering expenses	—	73,830	—
Proceeds from stock option plan transactions	9,505	8,525	5,902
Proceeds from employee stock purchase plan transactions	1,500	1,214	1,065
Taxes paid for net share settlement of share-based payment awards	(6,662)	(2,120)	(1,791)
Net cash provided by financing activities	192,782	62,242	63,603
Effect of exchange rate changes on cash and cash equivalents	1,474	(297)	253
Net (decrease) increase in cash and cash equivalents	(117,532)	98,303	(38,663)
Cash and cash equivalents, beginning of period	152,432	54,129	92,792
Cash and cash equivalents, end of period	$34,900	$152,432	$54,129

Supplemental disclosures of cash flow information:
Interest paid	$14,209	$917	$3,009
Income taxes paid, net	$4,333	$3,684	$3,686
Supplemental schedule of non-cash investing and financing activities:
Accrual for property, equipment, improvements and certain other intangibles assets	$(191)	$(98)	$(26)
Tenant improvement allowance	$—	$(1,000)	$—
Transfer of inventory to property, equipment and improvements	$(6,237)	$(1,838)	$(1,363)
Liability related to acquisition of business	$—	$(6,200)	$(5,100)
Term debt refinanced as credit facility	$—	$50,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For fiscal years ended September 30, 2022, 2021 and 2020
(in thousands)							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	Loss	Equity
Balances, September 30, 2019	34,608	$346	6,367	$(54,339)	$266,567	$161,919	$(25,515)	$348,978
Net income	—	—	—	—	—	8,411	—	8,411
Other comprehensive income	—	—	—	—	—	—	1,698	1,698
Employee stock purchase plan issuances	—	—	(118)	1,021	44	—	—	1,065
Taxes paid for net share settlement of share-based payment awards	—	—	104	(1,791)	—	—	—	(1,791)
Issuance of stock under stock award plans	905	9	—	—	5,893	—	—	5,902
Stock-based compensation expense	—	—	—	—	7,237	—	—	7,237
Balances, September 30, 2020	35,513	355	6,353	(55,109)	279,741	170,330	(23,817)	371,500
Net income	—	—	—	—	—	10,366	—	10,366
Other comprehensive income	—	—	—	—	—	—	1,071	1,071
Issuance of common stock, net of offering expenses	4,025	40	—	—	73,790	—	—	73,830
Other	—	—	—	—	—	(4)	—	(4)
Employee stock purchase plan issuances	—	—	(79)	694	520	—	—	1,214
Taxes paid for net share settlement of share-based payment awards	—	—	117	(2,120)	—	—	—	(2,120)
Issuance of stock under stock award plans	1,115	12	—	—	8,513	—	—	8,525
Stock-based compensation expense	—	—	—	—	8,135	—	—	8,135
Balances, September 30, 2021	40,653	407	6,391	(56,535)	370,699	180,692	(22,746)	472,517
Net income	—	—	—	—	—	19,383	—	19,383
Other comprehensive loss	—	—	—	—	—	—	(3,308)	(3,308)
Employee stock purchase plan issuances	—	—	(80)	726	774	—	—	1,500
Taxes paid for net share settlement of share-based payment awards and options	—	—	102	(2,363)	(4,299)	—	—	(6,662)
Issuance of stock under stock award plans	1,297	13	—	—	9,492	—	—	9,505
Stock-based compensation expense	—	—	—	—	8,578	—	—	8,578
Balances, September 30, 2022	41,950	$420	6,413	$(58,172)	$385,244	$200,075	$(26,054)	$501,513

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
The following table presents a reconciliation of the allowance for credit losses (in thousands):

	Year ended September 30,
	2022	2021
Balance at beginning of period	$3,934	$3,778
Additions	1,475	2,803
Uncollectible accounts charged to allowance, net of recoveries	(2,124)	(2,647)
Balance at end of period	$3,285	$3,934

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
Identifiable Intangible Assets
Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. All other identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of three years to 20.5 years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. Amortization of purchased and core technology is included in cost of sales in the Consolidated Statements of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expenses as a component of general and administrative expense.
Identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. Impairment losses, if any, are recorded in the period the impairment is identified. There were no impairments identified in fiscal 2022, 2021 or 2020.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable assets acquired.  Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment.
We have two reportable operating segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 4 to the consolidated financial statements). Effective with the reorganization announcement on October 7, 2020 (see Note 10), our IoT Products & Services business is now structured to include four reporting units under the IoT Products & Services segment, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Following our acquisition of Ventus in the first fiscal quarter of 2022, IoT Solutions is comprised of two reporting units; Ventus and SmartSense. We have six reporting units that have been tested individually for impairment.
Due to the reorganization on October 7, 2020 (see Note 10), we performed an interim impairment test in addition to our annual test as of June 30, 2021. Our goodwill impairment tests as of June 30,2022, June 30, 2021 and October 7, 2020 indicated no impairment (see Note 3). During the fourth quarter of fiscal 2022, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 30, 2022, and we concluded that no additional impairment assessment was required.
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
Hardware Product Revenue and SmartSense by Digi Equipment Revenue and Associated Installation Fees
Our hardware product revenue is derived primarily from the sale of wired and wireless hardware products to our distributors and direct/original equipment manufacturer (“Direct/OEM”) customers. Product revenue generally is recognized upon shipment of the product to a customer. Sales to authorized domestic distributors and Direct/OEM customers typically are made with certain rights of return and price adjustment provisions. Estimated reserves for future credit returns and pricing adjustments are established based on an analysis of historical patterns of credit returns and price adjustments compared to received credit returns and distribution sales for the current period. Estimated reserves for future credit returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual credit returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. Estimated sales returns for our distributor stock rotation program are accounted for under the guidance of ASC 845 Nonmonetary Transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Equipment revenue from SmartSense by Digi and Ventus within our IoT Solutions segment is recognized upon shipment of the equipment to a customer. Installation service charges from these sales are recorded when the product is installed.
Subscription and Support Services Revenue
Our SmartSense by Digi and Ventus subscription revenue is recorded on a monthly basis. These subscriptions are generally in a range from one year to five years, and may contain an evergreen renewal provision. Generally, our subscription renewal charges per month are the same as the original contract term.
We derive service revenue from our Digi Remote Manager, a platform-as-a-service (“PaaS”) offering, whereby customers pay for services consumed based on the number of devices being managed or monitored. This revenue is recognized over the life of the service term and is included in our IoT Products & Services segment.
Digi Support Services revenues are recognized over the life of the support contract and included in our IoT Products & Services segment. Some of Digi Support Services revenue is for training and this revenue is recognized as the services are performed.
Professional Services Revenue
Professional services revenue is derived from our Digi Wireless Design Services contracts on either on a time-and-materials or a fixed-fee basis. These revenues, which are included in our IoT Products & Services segment are recognized as the services are performed for time-and-materials contracts or as invoiced for fixed-fee contracts..
Contracts with Multiple Performance Obligations
From time to time we have contracts from customers with multiple performance obligations. Our hardware products may be combined with our Digi Remote Manager PaaS offering as well as other support services in an individual contract. Our SmartSense by Digi® revenues typically are derived from contracts with multiple performance obligations. These obligations may include: delivery of monitoring equipment that the customer purchases out-right, monitoring services, providing condition alerts of assets being monitored, and recertification of sensor equipment. When we retain ownership of the equipment, we charge an implementation fee to the customer so they can begin using the equipment. In these instances, all revenue derived from the above obligations is recognized over the subscription term of the contract. If the customer purchases the equipment out-right, that portion of the revenue is recognized at the stand-alone selling price at the time the equipment is shipped and all other revenue is recognized over the subscription term of the contract. We have made an accounting policy election to exclude from the measurement of our revenues any sales or similar taxes we collect from customers.
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
Foreign Currency Translation
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. For our international subsidiaries, our statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the statement of operations. During fiscal 2022, 2021 and 2020 there were net transaction gains (losses) of $0.1 million, $(0.1) million and $(0.6) million, respectively that were recorded in other income, net. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Year ended September 30,
	2022	2021	2020
Numerator:
Net income	$19,383	$10,366	$8,411
Denominator:
Denominator basic net income per common share — weighted average shares outstanding	35,031	32,111	28,849
Effect of dilutive securities:
Stock options and restricted stock units	964	1,283	697
Denominator diluted net income per common share — adjusted weighted average shares	35,995	33,394	29,546

Net income per common share, basic	$0.55	$0.32	$0.29
Net income per common share, diluted	$0.54	$0.31	$0.28
Because their effect would be anti-dilutive at period end, certain potentially dilutive shares related to stock options to purchase common shares were excluded in the above computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares. For the years ended September 30, 2022, 2021 and 2020, such excluded stock options were 647,181, 1,122,121 and 2,068,004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recently Adopted Accounting Pronouncements
In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This update requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. We adopted this standard in the first quarter of fiscal 2022.
Potential Impacts of COVID-19 on our Business
The impact of the coronavirus ("COVID-19") pandemic continues to unfold. While we have seen conditions improve towards pre-pandemic levels, the extent of the pandemic's effect on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Future developments include changes to the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact both within and outside the jurisdictions where we operate and the impact on governmental programs. Due to the inherent uncertainty of the situation, we are unable to predict the likely impact of the COVID-19 pandemic on our future operations, but continually monitor the risk it presents to our business. For a more detailed discussion see Part I, Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Form 10-K.
2. ACQUISITIONS
Fiscal 2022 Acquisition
Acquisition of Ventus
On November 1, 2021, we acquired Ventus for approximately $350 million in cash. The acquisition was funded through a combination of cash on hand and debt financing under a $350 million credit facility committed by BMO Harris Bank N.A.
For tax purposes, this acquisition was treated as an asset acquisition. We believe this is a complementary acquisition for us as it significantly enhances our IoT Solutions segment by enhancing Digi's service portfolio and immediately extends the company's market reach with a Managed Network-as-a-Service MNaaS solutions offering.
Costs directly related to the acquisition of $4.4 million incurred in fiscal 2022 have been charged to operations and are included in general and administrative expense in our consolidated statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.
The following table summarizes the fair values of Ventus assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$350,000

Fair value of net tangible assets acquired	$20,365
Identifiable intangible assets:
Customer relationships	179,000
Purchased and core technology	16,000
Trademarks	16,000
Goodwill	118,635
Total	$350,000
The consolidated balance sheet as of September 30, 2022 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of customer relationships was calculated using the excess earnings method, while purchased and core technology and patents were valued using the relief from royalty method. These methodologies utilize future estimates including revenues attributable to customer relationships, tax rates, discount rates, royalty rates and obsolescence rates. The final purchase price allocation includes an adjustment made in the fourth fiscal quarter of 2022 to reflect an update from our preliminary purchase price allocation to the valuation of the net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. ACQUISITIONS (CONTINUED)
tangible assets acquired and goodwill resulting from the acquisition. Included in the fair value of net tangible assets acquired was $0.9 million of right-of-use asset included in other non-current assets and $0.9 million of lease liability included in other current liabilities and other non-current liabilities associated with Ventus’ operating leases.
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
The fiscal 2022 consolidated results include $54.3 million in revenue contributed by the acquired Ventus business. It is impracticable to quantify the amount of Ventus contribution to our consolidated net income due to the business structure management uses for reporting and allocating expenses to segments.
The following consolidated pro forma information is presented as if the acquisition had occurred on October 1, 2020 (in thousands):

	Year ended September 30,
	2022	2021
Net sales	$393,290	$360,820
Net income (loss)	$14,274	$(2,701)
Pro forma net income has been adjusted to include interest expense related to debt incurred as a result of the acquisition, amortization on the fair value of the intangibles acquired and remove any costs incurred with the sale transaction. Net income for the year ended September 30, 2021 was adjusted to include acquisition-related costs of $3.1 million.
Fiscal 2021 Acquisitions
Acquisition of Haxiot
On March 26, 2021, we acquired Haxiot, a Dallas-based provider of low power wide area ("LPWA") wireless technology. The results of operations are now included in our results within our IoT Products & Services segment. We believe this is a complementary acquisition for us as it significantly enhances our IoT Products & Services segment by enhancing Digi's embedded systems portfolio and immediately extends the company's market reach with a complete LoRaWAN-based solutions offering.
The terms of the acquisition included an upfront cash payment as well as contingent consideration comprised of future earn-out payments. We funded the closing of the acquisition with $7.1 million of cash on hand. The future earn-out payments are based on Haxiot revenue performance and contractually are not to exceed $3.0 million and $5.0 million for the annual periods ending December 31, 2021 and December 31, 2022. In the third quarter of fiscal 2021, the purchase price allocation was updated, including related determination of fair value and income tax implications. As a result, we adjusted goodwill to $8.6 million and adjusted contingent consideration to $5.9 million. In the fourth fiscal quarter of 2022, it was determined that the revenue thresholds would not be met and the remaining balance was adjusted down by $5.9 million, resulting in a fair value of $0.0 million for contingent consideration relating to the acquisition of Haxiot at September 30, 2022 .
For tax purposes, this acquisition is treated as a stock acquisition. The goodwill therefore is not deductible.
Costs directly related to the acquisition of $0.3 million have been charged to operations in 2021. These costs are included in general and administrative expense in our consolidated statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. ACQUISITIONS (CONTINUED)
The following table summarizes the fair values of Haxiot assets acquired, net of $50 thousand of cash acquired, and liabilities assumed as of the acquisition date (in thousands).

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

The terms of the acquisition included an upfront cash payment as well as contingent consideration comprised of future earn-out payments. We funded the closing of the acquisition with $12.0 million of cash on hand. The future earn-out payments are based on revenue performance outlined in the terms of the purchase agreement for the annual periods ending December 31, 2021, December 31, 2022 and December 31, 2023. The cumulative amount of these earn-outs for the annual periods will not exceed $0.5 million, $1.0 million and $1.5 million, respectively. In the fiscal fourth quarter of 2022, it was determined that the revenue thresholds would not be met and the remaining balance was adjusted down by $0.3 million, resulting in a fair value of $0.0 million for contingent consideration relating to the acquisition of Ctek at September 30, 2022.

For tax purposes, this acquisition is treated as a stock acquisition. The goodwill therefore is not deductible.
Costs directly related to the acquisition of $0.3 million have been charged to operations in 2021. These costs are included in general and administrative expense in our consolidated statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. ACQUISITIONS (CONTINUED)
The following table summarizes the fair values of Ctek assets acquired and liabilities assumed as of the acquisition date (in thousands).

Cash	$12,012
Contingent consideration	300
Working capital adjustment	422
Total	$12,734

Fair value of net tangible assets acquired	397
Identifiable intangible assets:
Customer relationships	5,100
Purchased and core technology	1,300
Trademarks	70
Backlog	1,000
Goodwill	4,867
Total	$12,734
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Identifiable Intangible Assets, Net
Amortizable identifiable intangible assets, net as of September 30, 2022 and 2021 were comprised of the following (in thousands):

	September 30, 2022			September 30, 2021
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$85,016	$(55,854)	$29,162	$69,162	$(50,701)	$18,461
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	39,711	(17,666)	22,045	23,491	(14,978)	8,513
Customer relationships	309,212	(58,355)	250,857	130,278	(39,973)	90,305
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(250)	750
Total	$435,651	$(133,587)	$302,064	$224,643	$(106,614)	$118,029
Amortization expense is included in our consolidated statements of operations in cost of sales and general and administrative expense. Amortization expense in cost of sales includes amortization for purchased and core technology and certain patents and trademarks.
Amortization expense for fiscal years 2022, 2021 and 2020 was as follows (in thousands):

Fiscal year	Total
2022	$27,195
2021	$16,534
2020	$14,754

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal year	Total
2023	$25,692
2024	$24,977
2025	$21,520
2026	$20,593
2027	$18,582
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2020	$160,365	$49,770	$210,135
Acquisitions	13,472	—	13,472
Adjustments	847	—	847
Foreign currency translation adjustment	496	572	1,068
Balance on September 30, 2021	$175,180	$50,342	$225,522
Acquisition	—	118,635	118,635
Adjustments	186	(631)	(445)
Foreign currency translation adjustment	(2,435)	(800)	(3,235)
Balance on September 30, 2022	$172,931	$167,546	$340,477
No goodwill impairment has been recorded in any period presented.
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to have two reportable segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 4). Effective with the reorganization announcement on October 7, 2020 (see Note 10), our IoT Products & Services business is now structured to include four reporting units under the IoT Products & Services segment, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Due to the reorganization, we performed our fiscal third quarter 2021 annual impairment test for those four reporting units along with our IoT Solutions segment. Following our acquisition of Ventus, IoT Solutions is comprised of two reporting units. All six reporting units were included in our fiscal third quarter 2022 annual impairment test.

For our quantitative goodwill impairment tests, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, then an impairment loss must be recognized for the excess. Fair values for the six reporting units were each estimated on a standalone basis using a weighted combination of the income approach and market approach.
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
Results of our Fiscal 2022 Annual Impairment Test
As of June 30, 2022, we had a total of $32.7 million of goodwill for the Enterprise Routers reporting unit, $57.1 million of goodwill for the Console Servers reporting unit, $63.7 million of goodwill for the OEM Solutions reporting unit, $20.4 million of goodwill for the Infrastructure Management reporting unit, $49.5 million of goodwill for the SmartSense reporting unit and $118.3 million of goodwill for the Ventus reporting unit. At June 30, 2022, the fair value of goodwill exceeded the carrying value for all six reporting units. SmartSense and Ventus fair values exceeded carrying values by less than 10%. Implied fair value for each reporting unit was calculated on a standalone basis using a weighted combination of the income approach and market approach. The implied fair values of each reporting unit were added together along with our unallocated assets to get an indicated value of total equity to which a range of indicated value of total equity was derived. This range was compared to the total market capitalization of $852.0 million as of June 30, 2022. This implied a range of control (deficit)/ premiums of (5.6)% to 7.9%. This range of control premiums fell below the control premiums observed in the last five years in the communications equipment industry. As a result, the market capitalization reconciliation analysis proved support for the reasonableness of the fair values estimated for each individual reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SEGMENT INFORMATION AND MAJOR CUSTOMERS
We have two reportable operating segments: (i) IoT Products & Services and (ii) IoT Solutions. This determination was made by considering both qualitative and quantitative information. The qualitative information included, but was not limited to, the following: the nature of the products and services and customers differ between the two segments, discrete financial information is available through operating income for both segments and the Chief Operating Decision Maker is reviewing both segments’ financial information separately to make decisions about the allocation of resources. Effective with the reorganization announcement on October 7, 2020 (see Note 10), our IoT Products & Services business is now structured to include four operating segments, each with a segment manager. Following our acquisition of Ventus in the first fiscal quarter of 2022, IoT Solutions is comprised of two reporting units; Ventus and SmartSense. We have six reporting units that have been tested individually for impairment.
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
IoT Solutions
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
The operating segments included in each reportable segment have similar qualitative and quantitative factors, which allow us to aggregate them under each reportable segment. The qualitative factors include similar nature of products and services, production process, type or class of customers and methods used to distribute the products. The quantitative factors include similar operating margins. Our chief operating decision maker reviews and makes business decisions which includes a primary review of operating income but also includes gross profit. Following the October 2020 reorganization, the shared general and administrative costs are now being allocated to each operating segment. As a result, our disclosed measure of segment operating income has been updated for all periods presented to conform with this change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
Summary operating results for each of our segments were as follows (in thousands):

	Year ended September 30,
	2022	2021	2020
Revenue
IoT Products & Services	$297,645	$264,173	$249,530
IoT Solutions	90,580	44,459	29,741
Total revenue	$388,225	$308,632	$279,271
Gross Profit
IoT Products & Services	$160,117	$144,472	$129,349
IoT Solutions	56,169	22,185	14,623
Total gross profit	$216,286	$166,657	$143,972
Operating Income (loss)
IoT Products & Services	$41,562	$18,212	$27,216
IoT Solutions	(3,342)	(7,684)	(15,899)
Total operating income	$38,220	$10,528	$11,317
Depreciation and Amortization
IoT Products & Services	$13,974	$13,109	$11,521
IoT Solutions	19,865	7,768	7,778
Total depreciation and amortization	$33,839	$20,877	$19,299
Total expended for property, plant and equipment was as follows (in thousands):

	Year ended September 30,
	2022	2021	2020
IoT Products & Services	$1,952	$2,257	$878
IoT Solutions*	22	—	21
Total expended for property, plant and equipment	$1,974	$2,257	$899
* Excluded from this amount is $6.2 million, $1.8 million and $1.4 million of transfers of inventory to property plant and equipment for subscriber assets for the year ended September 30, 2022, 2021 and 2020, respectively.
Total assets for each of our segments were as follows (in thousands):

	As of September 30,
	2022	2021
IoT Products & Services	$390,128	$386,934
IoT Solutions	428,867	80,165
Unallocated*	34,900	152,432
Total assets	$853,895	$619,531
*Unallocated consists of cash and cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
Net property, equipment and improvements by geographic location were as follows (in thousands):

	As of September 30,
	2022	2021
United States	$27,205	$11,941
International, primarily Europe	389	191
Total net property, equipment and improvements	$27,594	$12,132
Our U.S. export sales represented 22.1%, 26.2% and 25.1% of revenue for the fiscal years ended September 30, 2022, 2021 and 2020. No single customer exceeded 10% of revenue or accounts receivable for any of the periods presented.
5. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	As of September 30,
	2022	2021
Accounts receivable, net:
Accounts receivable	$58,967	$51,828
Less allowance for credit losses	3,285	3,934
Less reserve for future credit returns and pricing adjustments	5,232	4,156
Total accounts receivable, net	$50,450	$43,738

Inventories:
Raw materials	$39,189	$27,265
Work in process	592	14
Finished goods	33,442	16,642
Total inventories	$73,223	$43,921

Property, equipment and improvements, net:
Land	$520	$570
Buildings	2,338	2,338
Improvements	9,365	9,367
Equipment	17,990	16,878
Purchased software	4,297	2,868
Furniture and fixtures	2,148	2,174
Subscriber assets	24,636	6,982
Total property, equipment and improvements, gross	61,294	41,177
Less accumulated depreciation and amortization	33,700	29,045
Total property, equipment and improvements, net	$27,594	$12,132

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. FAIR VALUE MEASUREMENTS
Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement: Level 1 (unadjusted quoted prices in active markets for identical assets or liabilities); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data). There were no transfers into or out of our Level 2 financial assets during fiscal 2022.
There were no assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2022.
The following tables provide information by level for financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 (in thousands):

		Fair Value Measurements at September 30, 2021 using:
	Total carrying value at September 30, 2021	Quoted price in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Contingent consideration on acquired businesses	$6,200	$—	$—	$6,200
Total liabilities measured at fair value	$6,200	$—	$—	$6,200
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
In connection with our acquisition of Haxiot, we agreed to make contingent earn-out payments, based upon certain revenue thresholds (see Note 2 to the consolidated financial statements). In the third quarter of fiscal 2021, the preliminary purchase price allocation was updated, including related determination of fair value and income tax implications. As a result, we adjusted goodwill to $8.6 million and adjusted contingent consideration to $5.9 million on our balance sheet. In the fiscal fourth quarter of 2022, it was determined that the revenue thresholds would not be met and the remaining balance was adjusted down by $5.9 million. The fair value of the remaining liability for contingent consideration for the acquisition of Haxiot was $0.0 million at September 30, 2022.
In connection with our acquisition of Ctek, we agreed to make contingent earn-out payments, based upon certain revenue thresholds (see Note 2 to the consolidated financial statements). In the fiscal fourth quarter of 2022, it was determined that the revenue thresholds would not be met and the remaining balance was adjusted down by $0.3 million . The fair value of the remaining liability for contingent consideration for the acquisition of Ctek was $0.0 million at September 30, 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year ended September 30,
	2022	2021
Fair value at beginning of period	$6,200	$4,228
Purchase price contingent consideration	—	6,200
Contingent consideration payments	—	(10,000)
Change in fair value of contingent consideration	(6,200)	5,772
Fair value at end of period	$—	$6,200
The change in fair value of contingent consideration reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. Due to the timing of the acquisition, the fair value of the contingent consideration at September 30, 2022 is based on the probability of achieving the specified revenue thresholds for Haxiot and Ctek. As of September 30, 2022, contingent consideration associated with Haxiot and Ctek remain subject to future performance through December 31, 2022 and 2023, respectively.
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
Following the December amendment, borrowings under the Term Loan Facility bear interest at a rate per annum equal to LIBOR with a floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if LIBOR is no longer available) plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.50%, or the one-month LIBOR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00% to 3.75% for LIBOR loans and 3.00% to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder which is also reported in interest expense. Our weighted average interest rate at September 30, 2022 was 6.85%.
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
The Term Loan is payable in quarterly installments, with the balance remaining due at November 2, 2028. The Revolving Loan is due in a lump sum payment at maturity on November 2, 2028, if any amounts are drawn. The fair value of the Term Loan and Revolving Loan approximated carrying value at September 30, 2022.
Digi made early payments against the term loan of $50 million in December 2021, $11.3 million in March 2022, $20 million in June 2022 and $18.7 million in September 2022 for a total of $100 million in fiscal 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INDEBTEDNESS (CONTINUED)
The following table is a summary of our long-term indebtedness (in thousands):

	Year ended September 30,
	2022	2021
Revolving loan	$—	$48,118
Term loan	250,000	—
Total loans	250,000	48,118
Less unamortized issuance costs	(12,029)	(2,319)
Less current maturities of long-term debt	(15,523)	—
Total long-term debt, net of current portion	$222,448	$45,799

The following table is a summary of future maturities of our aggregate long-term debt at September 30, 2022 (in thousands):

Fiscal year	Amount
2023	$17,500
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	162,500
Total long-term debt	$250,000
Covenants and Security Interest
The agreements governing the Credit Facility contain a number of covenants. Among other thing, these covenants require us to maintain certain financial ratios (net leverage ratio and minimum fixed charge ratio). At September 30, 2022, we were in compliance with our debt covenants. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.
8. PRODUCT WARRANTY OBLIGATION
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is listed on our consolidated balance sheets within other current liabilities:

	Balance at	Warranties	Settlements	Balance at
Fiscal year	October 1	accrued	made	September 30
2022	$707	$537	$(358)	$886
2021	$942	$244	$(479)	$707
2020	$1,012	$666	$(736)	$942

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	September 30, 2022	September 30, 2021
Assets
Operating leases	Operating lease right-of-use assets	$15,299	$15,684
Total lease assets		$15,299	$15,684

Liabilities
Operating leases	Current portion of operating lease liabilities	$3,196	$2,633
Operating leases	Operating lease liabilities	16,978	18,368
Total lease liabilities		$20,174	$21,001
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Statement of Operations Location	Year ended September 30, 2022	Year ended September 30, 2021
Operating lease cost	Cost of goods sold and SG&A	$3,783	$3,504
Variable lease cost	Cost of goods sold and SG&A	1,094	1,094
Short-term lease cost	Cost of goods sold and SG&A	109	127
Total lease cost		$4,986	$4,725

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. LEASES (CONTINUED)
The following table presents supplemental information related to operating leases (in thousands):

	Year ended September 30, 2022	Year ended September 30, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	$2,998	$2,707
Right-of-use assets obtained in exchange for new operating lease liabilities	2,615	3,785
Non-cash tenant improvement allowance	$—	$1,000

September 30, 2022
Weighted average remaining lease term - operating leases	7.2 years
Weighted average discount rate - operating leases	2.86%
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2022 (in thousands):

Fiscal year	Amount
2023	$3,835
2024	3,449
2025	3,041
2026	2,817
2027	1,990
Thereafter	7,224
Total future undiscounted lease payments	22,356
Less imputed interest	(2,182)
Total reported lease liability	$20,174
10. RESTRUCTURING
2021 Restructuring
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. RESTRUCTURING (CONTINUED)
Below is a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	2021 Restructuring	2020 Restructuring
	Employee Termination Costs	Employee Termination Costs	Total
Balance at September 30, 2019	$—	$—	$—
Restructuring charge	—	133	133
Payments	—	(117)	(117)
Reversals	—	(16)	(16)
Foreign currency fluctuation	—	—	—
Balance at September 30, 2020	—	—	—
Restructuring charge	995	—	995
Payments	(935)	—	(935)
Reversals	—	—	—
Foreign currency fluctuation	(60)	—	(60)
Balance at September 30, 2021	$—	$—	$—

11. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers:

	Year ended September 30,
($ in thousands)	2022	2021	2020
North America, primarily the United States	$302,409	$227,923	$213,487
Europe, Middle East & Africa	53,612	46,024	40,076
Rest of world	32,204	34,685	25,708
Total revenue	$388,225	$308,632	$279,271

The following table summarizes our revenue by the timing of revenue recognition:

	Year ended September 30,
($ in thousands)	2022	2021	2020
Transferred at a point in time	$302,535	$274,960	$253,371
Transferred over time	85,690	33,672	25,900
Total revenue	$388,225	$308,632	$279,271
Contract Balances
Contract Assets
Contract assets consist of subscriber assets.  These subscriber assets relate to fees in certain contracts that we charge our customers so they can begin using equipment. In these cases, we retain the ownership of the equipment that the customer uses. The total net book value of subscriber assets of $16.5 million and $1.9 million as of September 30, 2022 and September 30, 2021, respectively, are included in property, equipment and improvements, net. The September 30, 2022 balance includes $14.7 million acquired in the acquisition of Ventus. Depreciation expense for these subscriber assets, which is included in cost of sales, was $3.2 million and $1.9 million for the year ended September 30, 2022 and September 30, 2021, respectively. We depreciate the cost of this equipment over its useful life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. REVENUE (CONTINUED)
.Contract Liabilities
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
Our contract liabilities were $21.6 million and $15.5 million at September 30, 2022 and 2021, respectively. The September 30, 2022 balance includes $2.1 million assumed from the Ventus acquisition completed in November 2021.
Of the $15.5 million and $9.3 million balances as of September 30, 2021 and 2020, Digi recognized $13.2 million and $7.5 million in the year ended September 30, 2022 and 2021, respectively.

Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized, which includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2022 approximately $21.6 million of revenue is expected to be recognized from remaining performance obligations for subscriptions contracts. We expect to recognize revenue on approximately $19.8 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize over a range of two years to five years.
12. INCOME TAXES
The components of income before income taxes are (in thousands):

	Year ended September 30,
	2022	2021	2020
United States	$13,220	$5,380	$3,756
International	5,408	3,619	3,707
Income before income taxes	$18,628	$8,999	$7,463
The components of the income tax benefit are (in thousands):

	Year ended September 30,
	2022	2021	2020
Current:
Federal	$281	$1,388	$709
State	766	242	572
Foreign	1,277	1,678	1,128
Deferred:
Federal	(2,982)	(3,627)	(2,911)
State	—	(618)	—
Foreign	(97)	(430)	(446)
Income tax (benefit) expense	$(755)	$(1,367)	$(948)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES (CONTINUED)
Net deferred tax liability consists of (in thousands):

	As of September 30,
	2022	2021
Non-current deferred tax asset	$—	$439
Non-current deferred tax liability	(9,666)	(13,493)
Net deferred tax liability	$(9,666)	$(13,054)

Depreciation and amortization	$(4,930)	$(1,399)
Lease asset	(3,392)	(3,683)
Lease liability	4,497	4,941
Inventories	2,586	755
Compensation costs	3,999	4,064
Other accruals	7,413	6,387
Tax credit carryforwards	7,445	3,026
Valuation allowance	(2,976)	(2,186)
Identifiable intangible assets	(24,308)	(24,959)
Net deferred tax liability	$(9,666)	$(13,054)
As of September 30, 2022, we had $3.0 million of tax carryforwards (net of reserves) related to state research and development tax credits. We also had $0.5 million of carryforwards consisting of a U.S. net operating losses of $0.2 million, non-U.S. net operating losses of $0.2 million and foreign tax credits of $0.1 million. The majority of our state research and development tax credits have a 15-year carryforward period. The majority of our non-U.S. net operating losses have an unlimited carryforward period. Our non-U.S. tax credit carryforwards will expire in 2034.Our valuation allowance for certain U.S. and foreign locations was $3.0 million at September 30, 2022 and $2.2 million at September 30, 2021. The increase in valuation allowance is primarily the result of additional reserves against R&D credits. The deferred tax assets realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If future taxable income projections are not realized, an additional valuation allowance may be required. This would be reflected as income tax expense at the time that any such change in future taxable income is determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES (CONTINUED)
The reconciliation of the statutory federal income tax amount to our income tax benefit is (in thousands):

	Year ended September 30,
	2022	2021	2020
Statutory income tax amount	$3,912	$1,890	$1,567
Increase (decrease) resulting from:
State taxes, net of federal benefits	85	319	392
Transaction costs	2	60	143
Employee stock purchase plan	98	79	127
Foreign operations	1,552	556	431
Non-deductible executive compensation	291	150	115
Change in valuation allowance	—	(2,187)	173
Capital Loss Expiration	—	2,301	—
Utilization of research and development tax credits	(2,780)	(3,116)	(2,881)
Deferred balance sheet remeasure	—	(952)	—
ASU 2016-09 excess stock compensation	(2,967)	(1,131)	(673)
Contingent consideration	(1,239)	1,212	(27)
Changes from provision to return	413	(458)	(111)
Adjustment of tax contingency reserves	417	329	151
U.S. deduction for foreign export sales	(584)	(630)	(355)
Global intangible low-taxed income	—	33	31
Other, net	45	178	(31)
Income tax (benefit) expense	$(755)	$(1,367)	$(948)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

	Year ended September 30,
	2022	2021	2020
Unrecognized tax benefits at beginning of fiscal year	$2,908	$2,600	$1,713
Increases related to:
Prior year income tax positions	—	40	756
Current year income tax positions	524	507	425
Decreases related to:
Prior year income tax positions	(21)	(155)	—
Settlements	—	—	(7)
Expiration of statute of limitations	(95)	(84)	(287)
Unrecognized tax benefits at end of fiscal year	$3,316	$2,908	$2,600
The total amount of unrecognized tax benefits ("UTB") at September 30, 2022 that, if recognized, would affect our effective tax rate was $3.3 million. We expect that it is reasonably possible that the total amounts of UTB will decrease by approximately $0.3 million over the next 12 months due to the expiration of various statutes of limitations. Of the $3.3 million of UTB, $2.4 million is included in non-current income taxes payable and $0.9 million is included with non-current deferred tax liabilities on the consolidated balance sheets at September 30, 2022.
We recognize interest and penalties related to income tax matters in income tax expense. During fiscal 2022 and 2021, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We accrued $0.1 million in interest and no penalties related to unrecognized tax benefits as of September 30, 2022 and 2021. These accrued interest and penalties are included in our non-current income taxes payable on our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES (CONTINUED)
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
We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before fiscal year 2018. We are currently under U.S. federal examination for fiscal years 2018, and there is otherwise very limited audit activity of our income tax returns in U.S. state jurisdictions or international jurisdictions.
At September 30, 2022, the majority of undistributed foreign earnings are taxed under the one time transition tax and the global intangible low-taxed income ("GILTI") provision of the Tax Cuts and Jobs Act of 2017. Additionally, the previously un-taxed accumulated undistributed foreign earnings from prior fiscal years are still permanently reinvested and, as such, we have not accrued additional U.S. tax. It is our position that the earnings of our foreign subsidiaries are to be reinvested indefinitely to fund current operations and provide for future international expansion opportunities and only repatriate earnings to the extent that U.S. taxes have already been recorded. As of September 30, 2022, we are permanently reinvested with respect to previously non-taxed accumulated earnings in all jurisdictions.
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
14. STOCK-BASED COMPENSATION
Stock-based awards were granted under the amended and restated 2021 Omnibus Incentive Plan (the "Amended Plan") beginning January 29, 2022. Prior to that date, such awards made in fiscal 2022 were granted under the 2021 Omnibus Incentive Plan (the "2021 Plan"). Upon stockholder approval of the Amended Plan, we ceased granting awards under the 2021 Plan. Shares subject to awards under the 2021 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the Amended Plan. The authority to grant options under the Amended Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The Amended Plan authorizes the issuance of up to 2,400,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the Amended Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Performance stock unit awards ("PSUs") that have been granted to an executive will vest based on achievement of a cumulative adjusted earnings per share metric measured over a three-year period. Share-based compensation expenses recorded for this performance award is reevaluated at each reporting period based on the probability of achievement of the goal. The Amended Plan is scheduled to expire on January 28, 2032. Options under the Amended Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of RSUs and PSUs is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK-BASED COMPENSATION (CONTINUED)
settlement of vested restricted stock units or performance stock units, we issue new shares of stock. As of September 30, 2022, there were approximately 1,793,203 shares available for future grants under the Amended Plan.
The 2021 Plan, under which grants ceased upon approval of the Amended Plan, authorized the issuance of up to 1,400,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants included our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provided services to us or our affiliates. Options that have been granted under the 2021 Plan typically vested over a four-year period and expired if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that were granted to directors typically vested in one year. RSUs that were granted to executives and employees typically vested in January over a four-year period. Awards may no longer be granted under the 2021 Plan as grants ceased upon approval of the Amended Plan effective January 29, 2022 at the Annual Meeting of Stockholders. The exercise price of options and the grant date price of restricted stock units was determined by our Compensation Committee but could be less than the fair market value of our common stock based on the closing price on the date of grant.
Cash received from the exercise of stock options was $9.5 million, $8.5 million and $5.9 million for the year ended September 30, 2022, 2021 and 2020, respectively. Our stock option plans allow the net exercise of options. Shares with a value of $4.3 million were forfeited to satisfy tax withholding for the year ended September 30, 2022, and no amounts were forfeited in fiscal 2021 or 2020.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During fiscal 2022, 2021 and 2020 our employees forfeited 102,392, 116,195 and 103,492 shares, respectively in order to satisfy $2.4 million, $2.1 million and $1.8 million, respectively, of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans.
We sponsor an Employee Stock Purchase Plan, as amended and restated as of December 10, 2019 (the "Purchase Plan"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the Purchase Plan, ratified by our stockholders on January 29, 2020, increased the total number of shares to 3,425,000 that may be purchased under the plan. Employee contributions to the Purchase Plan were $1.5 million, $1.2 million and $1.1 million in fiscal 2022, 2021 and 2020, respectively. Pursuant to the Purchase Plan, 80,225, 78,644, and 117,826 shares of common stock were issued to employees during fiscal 2022, 2021 and 2020, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2022, 552,848 shares of common stock were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as (in thousands):

	Year ended September 30,
	2022	2021	2020
Cost of sales	$466	$371	$291
Sales and marketing	2,503	2,069	2,318
Research and development	1,236	1,032	1,197
General and administrative	4,373	4,663	3,431
Stock-based compensation before income taxes	8,578	8,135	7,237
Income tax benefit	(1,819)	(1,755)	(1,523)
Stock-based compensation after income taxes	$6,759	$6,380	$5,714

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK-BASED COMPENSATION (CONTINUED)
Stock Options
Below is a summary of our stock options as of September 30, 2022 and changes during the twelve months then ended (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at September 30, 2021	2,952	$13.20
Granted	575	22.52
Exercised	(1,532)	14.75
Forfeited / Canceled	(205)	17.86
Balance on June 30, 2022	1,790	$17.29	4.7	$29,095

Exercisable at June30, 2022	846,530	$14.26	3.6	$16,325
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $33.54 as of September 30, 2022, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2022, 2021 and 2020 was $20.3 million, $6.5 million and $3.7 million, respectively.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Year ended September 30,
	2022	2021	2020
Weighted average per option grant date fair value	$10.37	$6.97	$6.17
Assumptions used for option grants:
Risk free interest rate	1.25% - 3.00%	0.51% - 1.035%	0.37% - 1.73%
Expected term	6.00 years	6.00 years	6.00 years
Expected volatility	45% - 46%	44% - 46%	36% - 44%
Weighted average volatility	46%	45%	36%
Expected dividend yield	0%	0%	0%
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
As of September 30, 2022, the total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $7.1 million. The related weighted average period over which this cost is expected to be recognized was approximately 1.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK-BASED COMPENSATION (CONTINUED)
As of September 30, 2022, the weighted average exercise price and remaining life of the stock options were (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Vested	Weighted Average Exercise Price
$7.40 - $11.87	385	2.94	$11.11	355	$11.10
$12.48 - $16.75	386	4.33	$15.19	234	$14.79
$17.10 - $17.94	425	4.49	$17.61	235	$17.69
$18.20 - $21.53	321	6.17	$20.78	11	$19.95
$23.46 - $24.18	227	6.15	$23.60	—	$—
$25.15 - $25.15	30	5.27	$25.15	12	$25.15
$33.53 - $33.53	16	6.85	$33.53	—	$—
$7.40 - $33.53	1,790	4.67	$17.29	847	$14.26
The total grant date fair value of shares vested was $3.0 million, $2.6 million and $3.7 million in each of fiscal 2022, 2021 and 2020, respectively.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units as of September 30, 2022 and changes during the twelve months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2021	812	$15.72	18	$25.15
Granted	394	$22.72	12	$19.78
Vested	(308)	$15.55	(3)	$25.15
Canceled	(156)	$17.46	—	$—
Nonvested at June 30, 2022	742	$19.14	27	$22.69
As of September 30, 2022, the total unrecognized compensation cost related to non-vested restricted stock units was $10.7 million. The related weighted average period over which this cost is expected to be recognized was approximately 2.1 years.
15. EMPLOYEE BENEFIT PLANS
We currently have a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute up to 25% of their pre-tax earnings subject to certain limits under law.
We provide a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. The employer matching contribution was reinstated for all employees after a suspension effective May 3, 2020 and ending on December 31, 2020 in the United States and Canada. We provided matching contributions of $3.1 million for fiscal 2022, $2.4 million for fiscal 2021 and $1.7 million for fiscal 2020. In addition, we may make contributions to the plan at the discretion of the Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Security Exchange Act of 1934, as amended) were effective and provide reasonable assurance on the reliability of our financial reporting and the preparation of Digi's financial statements for external purposes in accordance with generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2022.
On November 1, 2021, we completed our acquisition of Ventus. As permitted for recently acquired businesses, management has excluded this business from our assessment of internal control over financial reporting. This excluded business represented total assets and revenues constituting 41% and 14%, respectively, of our related consolidated financial statement amounts for the fiscal year ended September 30, 2022. We will be required to include them in our assessment beginning in the first quarter of fiscal 2023.
In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013). Based on this assessment, management concluded that Digi's internal control over financial reporting was effective as of September 30, 2022 based on Internal Control–Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of September 30, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders

Digi International Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Digi International Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 30, 2022, and our report dated November 23, 2022 expressed an unqualified opinion on those consolidated financial statements.
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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Ventus Wireless, LLC and affiliated entities (“Ventus”), whose financial statements reflect total assets and revenues constituting 41% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2022. As indicated in Management’s Report, Ventus was acquired during the year ended September 30, 2022. Management’s assertion of the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Ventus.

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

/s/ GRANT THORNTON LLP

Cincinnati, Ohio
November 23, 2022

ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated into this item by reference is the information appearing under the headings "Proposal No. 1 - Election of Directors", "Corporate Governance", "Security Ownership of Principal Stockholders and Management" and, if applicable, "Delinquent Section 16(a) Reports" in our Proxy Statement for our 2022 Annual Meeting of Stockholders we intend to file with the SEC (the "Proxy Statement").
Information about our Executive Officers
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Ronald E. Konezny	54	President and Chief Executive Officer
James J. Loch	50	Executive Vice President, Chief Financial Officer and Treasurer
Radha Chavali	49	Senior Vice President, Chief Information Officer
David H. Sampsell	54	Executive Vice President, Corporate Development, General Counsel and Corporate Secretary
Terrence G. Schneider	56	Senior Vice President Supply Chain Management
Ronald E. Konezny has served as a member of our Board of Directors and as our President and Chief Executive Officer since 2014. From 2013 to December 2014, he served as Vice President, Global Transportation and Logistics at Trimble Navigation Limited, a global provider of navigation and range-finding equipment and related solutions. From 2011 to 2013, he served as General Manager of Trimble’s Global Transportation and Logistics division.  From 2007 to 2013, he served as Chief Executive Officer of PeopleNet, Inc., a provider of telematics solutions for the transportation industry, which was acquired by Trimble in 2011.  Mr. Konezny founded PeopleNet in 1996 and served in various other roles, including Chief Technology Officer, Chief Financial Officer and Chief Operating Officer, before serving as its Chief Executive Officer.

James J. Loch has served as Executive Vice President, Chief Financial Officer and Treasurer since January 2022. He previously served as Senior Vice President, Chief Financial Officer and Treasurer from May 2019 to January 2022. Prior to joining us, Mr. Loch most recently served as Senior Vice President of Finance and Chief Financial officer of Nilfisk, Inc., a Denmark-owned company based in Minneapolis that manufactures professional cleaning equipment, from May 2016 to February 2019.  From 2015 to 2016, he was an independent consultant focused on projects including due diligence, business planning, back office reorganization and product research.  Previously, he served at Honeywell Building Solutions, a division of Honeywell International, as Chief Financial Officer (Americas) from 2008 to 2012 and then as Vice President — Sales from 2012 to 2015.
Radha Chavali has served as Senior Vice President and Chief Information Officer since August 2022. Prior to joining us, Ms. Chavali served as Global Senior Director of Corporate Systems for Donaldson Filtration from May 2017 to August 2022, where she led a large globally distributed team to support critical systems in operations, finance, procurement, legal, and HR. Previously, she served as the Business Transformation Director at Stratasys from 2015 to May 2017, where she led a multiyear, multimillion dollar digital transformation project to implement a single global ERP platform.
David H. Sampsell has served as Executive Vice President, Corporate Development, General Counsel and Corporate Secretary since January 2022. He previously served as Vice President of Corporate Development, General Counsel and Corporate Secretary from 2015 to January 2022. He had previously served as Vice President, General Counsel and Corporate Secretary since 2011. Prior to joining us, Mr. Sampsell worked as corporate counsel at ADC Telecommunications, Inc., a supplier of network infrastructure products and services, from 1999 until 2011. Prior to joining ADC, Mr. Sampsell was an attorney in private practice with Leonard, Street and Deinard, P.A. from 1996 to 1999 and Moore & Van Allen, PLLC from 1993 to 1996.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (CONTINUED)
Terrence G. Schneider has served as Senior Vice President, Supply Chain Management since January 2022. He previously served as Vice President of Supply Chain Management from February 2019 to January 2022. From 2016 to February 2019, he served as Vice President of Product Management. Prior to joining us, Terry held several senior-level leadership positions at PeopleNet, Inc. from 2009 to 2011 and the transportation and logistics business unit of Trimble Navigation Limited, PeopleNet's parent company from 2012 to June 2016 where he served as Vice President Supply Chain.
Code of Ethics/Code of Conduct
We maintain a "Financial Code of Ethics" that applies to our senior financial management, including our principal executive officer, principal financial officer, controller and other persons performing similar functions. A copy of this financial code of ethics is available on our website (www.digi.com) under the "Company - Investor Relations - Corporate Governance" caption and is also available in print to any stockholder who requests in writing from our Corporate Secretary. We intend to satisfy our disclosure obligations regarding any amendment to, or a waiver from, a provision of this financial code of ethics by posting such information on the same website. We also maintain a "Global Code of Ethics and Business Conduct" that applies to all directors, officers and employees, a copy of which is available through our website (www.digi.com) under the "Company - Investor Relations - Corporate Governance" caption. We are not including the information contained on our website as part of, or incorporating it by reference into, this report.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated into this item by reference is the information under "Audit and Non-Audit Fees" in our Proxy Statement.

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statement and Schedules of Digi (filed as part of this Annual Report on Form 10-K)
1.	Consolidated Statements of Operations for fiscal years ended September 30, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income for fiscal years ended September 30, 2022, 2021 and 2020
Consolidated Balance Sheets as of September 30, 2022 and 2021
Consolidated Statements of Cash Flows for fiscal years ended September 30, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity for fiscal years ended September 30, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
2.	Schedule of Valuation and Qualifying Accounts
3.	Report of Independent Registered Certified Public Accounting Firm

(b) Exhibits
Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC are located under SEC file number 1-34033.

Exhibit Number		Description	Method of Filing

2	(a)
Purchase Agreement dated as of November 1, 2021 by and among Keith Charette, Steven Glaser, The Keith R. Charette DE Incomplete – Gift Non-Grantor Trust, Ventus Networks, LLC, Ventus Holdings, LLC, Ventus IP Holdings, LLC, Ventus Wireless Services, Inc., Ventus Wireless CA, Inc., VClipz, Inc., and Digi International Inc.* (1)
Incorporated by Reference
3	(a)	Restated Certificate of Incorporation, as amended (2)	Incorporated by Reference
3	(b)	Amended and Restated By-Laws (3)	Incorporated by Reference
4		Description of Securities	Filed Electronically
10	(a)	Digi International Inc. Employee Stock Purchase Plan as amended and restated as of December 10, 2019** (4)	Incorporated by Reference
10	(b)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009** (5)	Incorporated by Reference
10	(b)(i)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2000 Omnibus Stock Plan before January 26, 2010)** (6)	Incorporated by Reference
10	(b)(ii)
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
Incorporated by Reference
10	(d)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)** (12)	Incorporated by Reference

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(e)	Digi International Inc. 2016 Omnibus Incentive Plan** (13)	Incorporated by Reference
10	(e)(i)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)** (14)	Incorporated by Reference
10	(e)(ii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)** (15)	Incorporated by Reference
10	(e)(iii)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2016 Omnibus Incentive Plan)** (16)	Incorporated by Reference
10	(f)	Digi International Inc. 2017 Omnibus Incentive Plan** (17)	Incorporated by Reference
10	(f)(i)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)** (18)	Incorporated by Reference
10	(f)(ii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)** (19)	Incorporated by Reference
10	(f)(iii)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2017 Omnibus Incentive Plan)** (20)	Incorporated by Reference
10	(g)	Digi International Inc. 2018 Omnibus Incentive Plan** (21)	Incorporated by Reference
10	(g)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (22)	Incorporated by Reference
10	(g)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (23)	Incorporated by Reference
10	(g)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (24)	Incorporated by Reference
10	(g)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (25)	Incorporated by Reference
10	(h)	Digi International Inc. 2019 Omnibus Incentive Plan** (26)	Incorporated by Reference
10	(h)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (27)	Incorporated by Reference
10	(h)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (28)	Incorporated by Reference
10	(h)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (29)	Incorporated by Reference
10	(h)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (30)	Incorporated by Reference
10	(i)	Digi International Inc. 2020 Omnibus Incentive Plan** (31)	Incorporated by Reference
10	(i)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (32)	Incorporated by Reference
10	(i)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (33)	Incorporated by Reference
10	(i)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (34)	Incorporated by Reference
10	(i)(iv)	Form of (Executive) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (35)	Incorporated by Reference
10	(i)(v)	Form of (Employee) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (36)	Incorporated by Reference
10	(j)	Digi International Inc. 2021 Omnibus Incentive Plan**(37)	Incorporated by Reference
10	(j)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (38)	Incorporated by Reference

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(j)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (39)	Incorporated by Reference
10	(j)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (40)	Incorporated by Reference
10	(j)(iv)	Form of (Executive) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (41)	Incorporated by Reference
10	(j)(v)	Form of (Employee) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (42)	Incorporated by Reference
10	(j)(vi)	Form of (Executive) Performance Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (43)	Incorporated by Reference
10	(k)	Form of indemnification agreement with directors and officers of the Company** (44)	Incorporated by Reference
10	(l)	Employment Agreement between the Company and Ronald E. Konezny dated November 26, 2014** (45)	Incorporated by Reference
10	(m)	Offer letter with David H. Sampsell dated as of April 8, 2011** (46)	Incorporated by Reference
10	(n)	Employment Agreement with Kevin C. Riley dated January 23, 2013** (47)	Incorporated by Reference
10	(o)	Offer letter with Michael A. Ueland dated September 27, 2016** (48)	Incorporated by Reference
10	(p)	Offer letter with Michael A. Ueland dated October 29, 2018** (49)	Incorporated by Reference
10	(q)	Offer letter with James J. Loch dated May 1, 2019** (50)	Incorporated by Reference
10	(r)
Third Amended and Restated Credit Agreement dated December 22, 2021, by and among Digi International Inc. as the Borrower, BMO Harris Bank N.A., as the administrative agent and collateral agent, BMO Capital Markets Corp, as the sole lead arranger and book runner, and other lenders from time-to-time party thereto. (51)
Incorporated by Reference
10	(s)	Digi International Inc. 2021 Omnibus Incentive Plan, as amended and restated (52)	Incorporated by Reference
21		Subsidiaries of the Company	Filed Electronically
23		Consent of Grant Thornton LLP	Filed Electronically
24		Powers of Attorney	Filed Electronically
31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32		Section 1350 Certification	Filed Electronically
101
The following financial statements from the Annual Report on Form 10-K for the year ended September 30, 2022, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements.
Filed Electronically

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number	Description	Method of Filing

104	The cover page from Digi International Inc.'s Annual Report on Form 10-K for the year ended September 30, 2022 is formatted in iXBRL (included in Exhibit 101).	Filed Electronically
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

(1) Incorporated by reference to Exhibit 2.1 to Form 8-K filed November 1, 2021.
(2)    Incorporated by reference to Exhibit 3(a) to Form 10‑K for the year ended September 30, 1993 (File no. 0‑17972).
(3)    Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 30, 2020.
(4)    Incorporated by reference to Exhibit 10.a to Form 10-Q filed for the quarter ended March 31, 2020.
(5)    Incorporated by reference to Exhibit 10(a) to Form 8-K filed January 29, 2010.
(6)    Incorporated by reference to Exhibit 10(o) to Form 10-K for the year ended September 30, 2008.
(7)    Incorporated by reference to Exhibit 10(e)(ii) to Form 10-K for the year ended September 30, 2011.
(8)    Incorporated by reference to Exhibit 99 to Registration Statement on Form S-8 filed on April 16, 2013.
(9)    Incorporated by reference to Exhibit 10(a)(i) to Form 10-Q for the quarter ended March 31, 2013.
(10)    Incorporated by reference to Exhibit 99 to Registration Statement on Form S-8 filed on March 12, 2014.
(11)    Incorporated by reference to Exhibit 10(b)(i) to Form 10-Q for the quarter ended March 31, 2014.
(12)    Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended June 30, 2014.
(13)     Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 11, 2015.
(14)    Incorporated by reference to Exhibit 10(a)(ii) to Form 10-Q for the quarter ended March 31, 2016.
(15)    Incorporated by reference to Exhibit 10(a)(iii) to Form 10-Q for the quarter ended March 31, 2016.
(16)    Incorporated by reference to Exhibit 10(a)(iv) to Form 10-Q for the quarter ended March 31, 2016.
(17)    Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 16, 2016.
(18)    Incorporated by reference to Exhibit 10(b)(ii) to Form 10-Q for the quarter ended March 31, 2017.
(19)    Incorporated by reference to Exhibit 10(b)(iii) to Form 10-Q for the quarter ended March 31, 2017.
(20)    Incorporated by reference to Exhibit 10(b)(iv) to Form 10-Q for the quarter ended March 31, 2017.
(21)    Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 8, 2017.
(22)    Incorporated by reference to Exhibit 10(a)(i) to Form 10-Q for the quarter ended March 31, 2018.
(23)    Incorporated by reference to Exhibit 10(a)(ii) to Form 10-Q for the quarter ended March 31, 2018.
(24)    Incorporated by reference to Exhibit 10(a)(iii) to Form 10-Q for the quarter ended March 31, 2018.
(25)    Incorporated by reference to Exhibit 10(a)(iv) to Form 10-Q for the quarter ended March 31, 2018.
(26)    Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 14, 2018.
(27)    Incorporated by reference to Exhibit 10(a)(i) to Form 10-Q for the quarter ended March 31, 2019.
(28)    Incorporated by reference to Exhibit 10(a)(ii) to Form 10-Q for the quarter ended March 31, 2019.
(29)    Incorporated by reference to Exhibit 10(a)(iii) to Form 10-Q for the quarter ended March 31, 2019.
(30)    Incorporated by reference to Exhibit 10(a)(iv) to Form 10-Q for the quarter ended March 31, 2019.
(31)    Incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2020.
(32)    Incorporated by reference to Exhibit 10(b)(i) to Form 10-Q for the quarter ended March 31, 2020.
(33)    Incorporated by reference to Exhibit 10(b)(ii) to Form 10-Q for the quarter ended March 31, 2020.
(34)    Incorporated by reference to Exhibit 10(b)(iii) to Form 10-Q for the quarter ended March 31, 2020.
(35)    Incorporated by reference to Exhibit 10(b)(iv) to Form 10-Q for the quarter ended March 31, 2020.
(36)    Incorporated by reference to Exhibit 10(b)(v) to Form 10-Q for the quarter ended March 31, 2020.
(37) Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 4, 2021.
(38) Incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2021.
(39) Incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2021.
(40) Incorporated by reference to Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2021.
(41) Incorporated by reference to Exhibit 10(e) to Form 10-Q for the quarter ended March 31, 2021.
(42) Incorporated by reference to Exhibit 10(f) to Form 10-Q for the quarter ended March 31, 2021.
(43) Incorporated by reference to Exhibit 10(g) to Form 10-Q for the quarter ended March 31, 2021.
(44) Incorporated by reference to Exhibit 10 to Form 10‑Q for the quarter ended June 30, 2010.

(45) Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2014.
(46) Incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended September 30, 2013.
(47) Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 2017.
(48) Incorporated by reference to Exhibit 10(o) to Form 10-K for the year ended September 30, 2019.
(49) Incorporated by reference to Exhibit 10.O to Form 10-K for the year ended September 30, 2018.
(50) Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2019.
(51) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2021.
(52) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2022.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 23, 2022.

DIGI INTERNATIONAL INC.
By: /s/ Ronald E. Konezny Ronald E. Konezny President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 23, 2022.

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

By: /s/ Ronald E. Konezny Ronald E. Konezny Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to Other Accounts	Deductions	Balance at end of period
Valuation allowance - deferred tax assets
September 30, 2022	$2,186	$790	$—	$—	$2,976
September 30, 2021	$4,372	$(2,186)	$—	$—	$2,186
September 30, 2020	$3,810	$670	$—	$108	$4,372

Reserve for future credit returns and pricing adjustments
September 30, 2022	$930	$17,087	$—	$16,886	$1,131
September 30, 2021	$1,476	$15,477	$—	$16,023	$930
September 30, 2020	$2,677	$17,816	$—	$19,017	$1,476