Form 10-Q
period 2022-12-31
DIGI INTERNATIONAL INC
filed 2023-02-03
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On January 26, 2023, there were 35,743,647 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2022	2021
	(in thousands, except per share data)
Revenue:
Product	$81,755	$63,798
Service	27,551	20,459
Total revenue	109,306	84,257
Cost of sales:
Cost of product	39,612	29,239
Cost of service	7,070	5,748
Amortization	1,103	1,389
Total cost of sales	47,785	36,376
Gross profit	61,521	47,881
Operating expenses:
Sales and marketing	19,106	15,319
Research and development	14,094	13,412
General and administrative	16,358	15,351
Total operating expenses	49,558	44,082
Operating income	11,963	3,799
Other expense, net:
Interest expense, net	(5,971)	(4,898)
Other income (expense), net	17	(102)
Total other expense, net	(5,954)	(5,000)
Income (loss) before income taxes	6,009	(1,201)
Income tax provision (benefit)	230	(2,388)
Net income	$5,779	$1,187

Net income per common share:
Basic	$0.16	$0.03
Diluted	$0.16	$0.03
Weighted average common shares:
Basic	35,608	34,560
Diluted	36,859	35,767

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended December 31,
	2022	2021
	(in thousands)
Net income	$5,779	$1,187
Other comprehensive income (loss):
Foreign currency translation adjustment	1,289	(212)
Other comprehensive income (loss)	1,289	(212)
Comprehensive income	$7,068	$975
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2022	September 30, 2022
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$30,949	$34,900
Accounts receivable, net	49,668	50,450
Inventories	80,993	73,223
Income taxes receivable	4,777	3,764
Other current assets	3,854	3,871
Total current assets	170,241	166,208
Property, equipment and improvements, net	28,374	27,594
Intangible assets, net	295,663	302,064
Goodwill	341,573	340,477
Operating lease right-of-use assets	14,897	15,299
Other non-current assets	3,862	2,253
Total assets	$854,610	$853,895
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,523	$15,523
Accounts payable	30,633	32,373
Accrued compensation	11,782	14,576
Unearned revenue	20,414	19,803
Current portion of operating lease liabilities	3,357	3,196
Other current liabilities	8,856	11,036
Total current liabilities	90,565	96,507
Income taxes payable	1,734	2,441
Deferred tax liabilities	10,572	9,666
Long-term debt	218,568	222,448
Operating lease liabilities	16,334	16,978
Other non-current liabilities	6,909	4,342
Total liabilities	344,682	352,382
Commitments and Contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 42,198,629 and 41,950,732 shares issued	422	420
Additional paid-in capital	389,390	385,244
Retained earnings	205,854	200,075
Accumulated other comprehensive loss	(24,765)	(26,054)
Treasury stock, at cost, 6,465,080 and 6,412,812 shares	(60,973)	(58,172)
Total stockholders' equity	509,928	501,513
Total liabilities and stockholders' equity	$854,610	$853,895

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2022	2021
		(Restated) (1)
	(in thousands)
Operating activities:
Net income	$5,779	$1,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	1,649	1,553
Amortization	6,957	8,559
Stock-based compensation	2,868	2,017
Deferred income tax provision	905	1,732
Provision for bad debt and product returns	(148)	414
Provision for inventory obsolescence	3,019	600
Restructuring charge	23	109
Other	(52)	25
Changes in operating assets and liabilities (net of acquisitions)	(18,320)	(10,319)
Net cash provided by operating activities	2,680	5,877
Investing activities:
Acquisition of businesses, net of cash acquired	—	(347,593)
Purchase of property, equipment, improvements and certain other intangible assets	(963)	(454)
Net cash used in investing activities	(963)	(348,047)
Financing activities:
Proceeds from long-term debt	—	350,000
Payments of debt issuance costs	—	(13,443)
Payments on long-term debt	(4,375)	(98,118)
Proceeds from stock option plan transactions	872	4,227
Proceeds from employee stock purchase plan transactions	594	321
Taxes paid for net share settlement of share-based payment options and awards	(2,987)	(6,025)
Net cash (used in) provided by financing activities	(5,896)	236,962
Effect of exchange rate changes on cash and cash equivalents	228	(36)
Net decrease in cash and cash equivalents	(3,951)	(105,244)
Cash and cash equivalents, beginning of period	34,900	152,432
Cash and cash equivalents, end of period	$30,949	$47,188

Supplemental disclosures of cash flow information:
Interest paid	$8,466	$2,688
Income taxes paid, net	565	738
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	(1,512)	(699)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(17)	$(16)
(1) As described in Note 2 to these condensed consolidated financial statements, we have restated the condensed consolidated statement of cash flows for the three months ended December 31, 2021.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Equity
Balances, September 30, 2021	40,653	$407	6,391	$(56,535)	$370,699	$180,692	$(22,746)	$472,517
Net income	—	—	—	—	—	1,187	—	1,187
Other comprehensive loss	—	—	—	—	—	—	(212)	(212)
Employee stock purchase plan issuances	—	—	(18)	161	160	—	—	321
Taxes paid for net share settlement of share-based payment awards	—	—	74	(1,726)	(4,299)	—	—	(6,025)
Issuance of stock under stock award plans	760	7	—	—	4,220	—	—	4,227
Stock-based compensation expense	—	—	—	—	2,017	—	—	2,017
Balances, December 31, 2021	41,413	$414	6,447	$(58,100)	$372,797	$181,879	$(22,958)	$474,032

Balances, September 30, 2022	41,950	$420	6,413	$(58,172)	$385,244	$200,075	$(26,054)	$501,513
Net income	—	—	—	—	—	5,779	—	5,779
Other comprehensive income	—	—	—	—	—	—	1,289	1,289
Employee stock purchase plan issuances	—	—	(20)	186	408	—	—	594
Taxes paid for net share settlement of share-based payment options and awards	—	—	72	(2,987)	—	—	—	(2,987)
Issuance of stock under stock award plans	249	2	—	—	870	—	—	872
Stock-based compensation expense	—	—	—	—	2,868	—	—	2,868
Balances, December 31, 2022	42,199	$422	6,465	$(60,973)	$389,390	$205,854	$(24,765)	$509,928
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited condensed consolidated financial statements of Digi International Inc. ("we", "us", "our", "Digi" or "the Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission applicable to interim financial statements. While these financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statement disclosures in our Annual Report on Form 10-K for the year ended September 30, 2022 (the "2022 Financial Statements"). We use the same accounting policies in preparing quarterly and annual financial statements. The quarterly results of operations are not necessarily indicative of the results to be expected for the full year.
Potential Impacts of COVID-19 on our Business
The impact of the coronavirus ("COVID-19") pandemic continues to unfold. While we have seen conditions improve towards pre-pandemic levels, the extent of the pandemic's effect on our operational and financial performance will depend in large part on future developments, which cannot be reasonably estimated at this time. Future developments include changes to the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact both within and outside the jurisdictions where we operate and the impact on governmental programs. Due to the inherent uncertainty of the situation, we are unable to predict the likely impact of the COVID-19 pandemic on our future operations, but continually monitor the risk it presents to our business. For a more detailed discussion see Part I, Item 1 in our Annual Report on Form 10-K for the year ended September 30, 2022.
2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Our condensed consolidated statement of cash flows for the three months ended December 31, 2021 has been restated for errors made with regard to the cash flow classification of debt issuance costs and debt issuance cost amortization.
Immaterial Correction of Prior Period Financial Statements
Subsequent to the issuance of the Company's financial statements for the quarter ended December 31, 2021, the Company made certain corrections in the condensed consolidated statements of cash flows related to the debt issuance costs associated with our second and third amended and restated credit agreement entered into in November and December 2021, respectively. We corrected $13.4 million of debt issuance cost previously recorded within changes in operating assets and liabilities (net of acquisitions) within the operating activities and correctly presented the cash outflows as payments of debt issuance costs within financing activities. We also corrected $2.3 million of amortization of debt issuance costs previously included in payments on long-term debt within financing activities and changes in operating assets and liabilities (net of acquisitions) within operating activities to amortization within operating activities. There was no impact to the condensed consolidated balance sheets, condensed consolidated statements of income or condensed consolidated statements of comprehensive income as a result of these corrections. The Company determined that this restatement was not material to the condensed consolidated financial statements.

3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2022	2021
Numerator:
Net income	$5,779	$1,187

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	35,608	34,560
Effect of dilutive securities:
Stock options and restricted stock units	1,251	1,207
Denominator for diluted net income per common share — adjusted weighted average shares	36,859	35,767

Net income per common share, basic	$0.16	$0.03
Net income per common share, diluted	$0.16	$0.03
Digi excludes certain stock options and restricted stock unit awards that would have an anti-dilutive effect on our diluted net income per share calculation. For the three months ended December 31, 2022 and 2021, 234,365 and 365,099 shares outstanding were excluded, respectively.
4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	December 31, 2022	September 30, 2022
Accounts receivable, net:
Accounts receivable	$58,037	$58,967
Less allowance for credit losses	3,350	3,285
Less reserve for future credit returns and pricing adjustments	5,019	5,232
Accounts receivable, net	$49,668	$50,450
Inventories:
Raw materials	$38,887	$39,189
Work in process	2	592
Finished goods	42,104	33,442
Inventories	$80,993	$73,223
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
There were no assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2022 or September 30, 2022.

5. FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended December 31,
	2022	2021
Fair value at beginning of period	$—	$6,200
Change in fair value of contingent consideration	—	—
Fair value at end of period	$—	$6,200
In connection with our acquisition of Haxiot, Inc. ("Haxiot") in March 2021, we agreed to make contingent earn-out payments, based upon certain revenue thresholds. The fair value of the remaining liability for contingent consideration for the acquisition of Haxiot was $0.0 million and $5.9 million at December 31, 2022 and 2021, respectively.
In connection with our acquisition of Ctek, Inc. ("Ctek") in July 2021, we agreed to make contingent earn-out payments, based upon certain revenue thresholds. The fair value of the remaining liability for contingent consideration for the acquisition of Ctek was $0.0 million and $0.3 million at December 31, 2022 and 2021, respectively.
The change in fair value of contingent consideration reflects our estimates of the probabilities of achieving the relevant targets and is discounted based on our estimated discount rate. The fair value of the contingent consideration at December 31, 2022 is based on the probability of achieving the specified revenue thresholds for Ctek. As of December 31, 2022, contingent consideration associated with Ctek remains subject to future performance through December 31, 2023.
6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	December 31, 2022			September 30, 2022
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$85,034	$(56,975)	$28,059	$85,016	$(55,854)	$29,162
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	39,773	(18,266)	21,507	39,711	(17,666)	22,045
Customer relationships	309,220	(63,123)	246,097	309,212	(58,355)	250,857
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(1,000)	—
Total	$435,739	$(140,076)	$295,663	$435,651	$(133,587)	$302,064

Amortization expense was $6.5 million and $6.3 million for the three months ended December 31, 2022 and 2021, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2023 and the five succeeding fiscal years is (in thousands):

2023 (nine months)	$19,515
2024	25,239
2025	21,783
2026	20,593
2027	20,593
2028	20,411

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Three months ended December 31, 2022
	IoT Products and Services	IoT Solutions	Total
Balance on September 30, 2022	$172,931	$167,546	$340,477
Foreign currency translation adjustment	998	98	1,096
Balance on December 31, 2022	$173,929	$167,644	$341,573
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to have two reportable segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 8). Our IoT Products & Services business is structured to include four reporting units under the IoT Products & Services segment, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Following our acquisition of Ventus in November 2021, we have two reporting units within our IoT Solutions segment. Each of these segments was tested individually for impairment during our annual impairment test completed in the third fiscal quarter of fiscal 2022.

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
7. INDEBTEDNESS
On November 1, 2021, we entered into a second amended and restated credit agreement with BMO Harris Bank N.A. ("BMO"). This agreement provides us with a senior secured credit facility (the "Credit Facility") consisting of a $350 million term loan B secured loan (the “Term Loan Facility”) and a $35 million revolving credit facility (the “Revolving Loan Facility”) with an uncommitted option to increase incremental loans under the Credit Facility, subject to an incremental cap. The Revolving Loan Facility includes a $10 million letter of credit subfacility and $10 million swingline subfacility. Digi may use proceeds of the Revolving Loan Facility in the future for general corporate purposes. This loan replaced our syndicated senior secured credit agreement with BMO that was entered into on March 15, 2021 and replaced the remaining balance of our revolver with this new term loan. This prior agreement provided us with a committed credit facility ("Prior Credit Facility") consisting of a $200 million revolving loan.

7. INDEBTEDNESS (CONTINUED)
On December 22, 2021, Digi entered into a third amended and restated credit agreement with BMO. Digi refinanced the Term Loan Facility and Revolving Loan Facility under its existing credit agreement entered into on November 1, 2021, but did not receive any additional proceeds from nor modify the amounts of any facilities or subfacilities contained within that credit agreement.
Following the December amendment, borrowings under the Term Loan Facility bear interest at a rate per annum equal to LIBOR with a floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if LIBOR is no longer available) plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.50%, or the one-month LIBOR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00% to 3.75% for LIBOR loans and 3.00% to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder which is also reported in interest expense. Digi elected an interest period of one month for the months of December 2021 through April 2022 and a period of six months effective May 1, 2022. Following the expiration of the election on October 31, 2022, Digi elected an interest period of one month, effective on November 1, 2022 and elected the same period on December 1, 2022. Our weighted average interest rate at December 31, 2022 was 6.02%.
The debt issuance costs and remaining balance under the Prior Credit Facility totaled $2.3 million at November 1, 2021. Of this amount $1.9 million was written off and included in interest expense upon the entry into the new amendment and $0.4 million is being amortized over the term of the amended loan and reported in interest expense. Digi incurred an additional $11.7 million and $1.7 million in debt issuance costs relating to the November 1, 2021 and December 22, 2021 amendments, respectively. These amounts are being amortized over the term of the amended loan and reported in interest expense.
The Term Loan is payable in quarterly installments, with the balance remaining due at November 2, 2028. The Revolving Loan is due in a lump sum payment at maturity on November 2, 2028, if any amounts are drawn. The fair value of the Term Loan and Revolving Loan approximated carrying value at December 31, 2022.
Digi made early payments against the term loan of $50 million in December 2021.
The following table is a summary of our long-term indebtedness at December 31, 2022 and September 30, 2022 (in thousands):

	Balance on December 31, 2022	Balance on September 30, 2022
Term loan	$245,625	$250,000
Less unamortized issuance costs	(11,534)	(12,029)
Less current maturities of long-term debt	(15,523)	(15,523)
Total long-term debt, net of current portion	$218,568	$222,448

7. INDEBTEDNESS (CONTINUED)
The following table is a summary of future maturities of our aggregate long-term debt at December 31, 2022 (in thousands):

Fiscal year	Amount
2023 (nine months)	$13,125
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	162,500
Total long-term debt	$245,625

Covenants and Security Interest
The agreements governing the Revolving Loan Facility contain a number of covenants. Among other provisions, these covenants require us to maintain a certain financial ratio (net leverage ratio and minimum fixed charge ratio). At December 31, 2022, we had no amounts drawn on the Revolving Loan Facility. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.
8. SEGMENT INFORMATION
We have two reportable segments: IoT Products & Services and IoT Solutions. Our IoT Products & Services business is structured to include four operating segments, each with a segment manager. These four operating segments are:
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
•Ventus - provides managed network as a service ("MNaaS") solutions that simplify the complexity of enterprise wide area network ("WAN") connectivity via wireless and fixed line solutions.
The operating segments included in each reportable segment have similar qualitative and quantitative factors which allow us to aggregate them under each reportable segment. The qualitative factors include similar nature of products and services, production process, type or class of customers and methods used to distribute the products. The quantitative factors include similar operating margins. Our CEO is our Chief Operating Decision Maker and reviews and makes business decisions using consolidated information including operating income and gross profit.

8. SEGMENT INFORMATION (CONTINUED)
Summary operating results for each of our segments were (in thousands):

	Three months ended December 31,
	2022	2021
Revenue
IoT Products & Services	$84,342	$65,744
IoT Solutions	24,964	18,513
Total revenue	$109,306	$84,257
Gross Profit
IoT Products & Services	$46,021	$35,675
IoT Solutions	15,500	12,206
Total gross profit	$61,521	$47,881
Operating Income (Loss)
IoT Products & Services	$12,683	$4,116
IoT Solutions	(720)	(317)
Total operating income (loss)	$11,963	$3,799
Depreciation and Amortization
IoT Products & Services	$3,292	$3,629
IoT Solutions	4,820	4,233
Total depreciation and amortization	$8,112	$7,862
Total expended for property, plant and equipment was (in thousands):

	Three months ended December 31,
	2022	2021

IoT Products & Services	$637	$454
IoT Solutions*	326	—
Total expended for property, plant and equipment	$963	$454
* Excluded from this amount is $1,512 and $699 of transfers of inventory to property plant and equipment for subscriber assets for the three months ended December 31, 2022 and 2021, respectively.
Total assets for each of our segments were (in thousands):

	December 31, 2022	September 30, 2022

IoT Products & Services	$397,108	$390,128
IoT Solutions	426,553	428,867
Unallocated*	30,949	34,900
Total assets	$854,610	$853,895
*Unallocated consists of cash and cash equivalents.

9. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended December 31,
	2022	2021
North America, primarily the United States	$83,465	$66,243
Europe, Middle East & Africa	15,877	10,159
Rest of world	9,964	7,855
Total revenue	$109,306	$84,257
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended December 31,
	2022	2021
Transferred at a point in time	$85,486	$66,535
Transferred over time	23,820	17,722
Total revenue	$109,306	$84,257
Contract Balances
Contract Related Assets
Our contract related assets consist of subscriber assets that are equipment that we provide to customers pursuant to subscription-based contracts.  In these cases, we retain the ownership of the equipment that the customer uses and charge them subscription fees to receive our end-to end solutions. The total net book value of subscriber assets of $17.1 million and $16.5 million as of December 31, 2022 and September 30, 2022, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $0.9 million and $0.8 million for the three months ended December 31, 2022 and 2021, respectively. We depreciate the cost of this equipment over its useful life.
Contract Assets
Contract assets at Digi consist of products and services that have been fulfilled, but for which revenue has not yet been recognized. Our contract asset balances were immaterial as of December 31, 2022 and 2021.
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
Our contract liabilities were $23.0 million and $24.3 million at December 31, 2022 and 2021, respectively.
Of the $21.6 million and $15.5 million balances as of September 30, 2022 and 2021, Digi recognized $6.1 million and $4.9 million as revenue in the three months ended December 31, 2022 and 2021, respectively.
Remaining Transaction Price
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not been recognized. This includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods so long as we perform our obligations. As of December 31, 2022, approximately $23.0 million of revenue is expected to be recognized from remaining performance obligations. We expect to recognize revenue on approximately $20.4 million of remaining performance obligations over the next twelve months. Revenue from the remaining performance obligations we expect to recognize over a range of two to five years.

10. INCOME TAXES
Our income tax expense was $0.2 million for the three months ended December 31, 2022. Included in this expense was a net tax benefit discretely related to the three months ended December 31, 2022 of $1.2 million. This benefit primarily was the result of excess tax benefits recognized on stock compensation.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2022	$3,316
Decreases related to:
Expiration of statute of limitations	(649)
Unrecognized tax benefits as of December 31, 2022	$2,667
The total amount of unrecognized tax benefits at December 31, 2022 that, if recognized, would affect our effective tax rate was $2.6 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.3 million over the next 12 months.
11. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within other current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	September 30	issued	made	December 31
Three months ended December 31, 2022	$886	$90	$(54)	$922
Three months ended December 31, 2021	$707	$71	$(120)	$658
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
Operating lease assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments. These assets and liabilities are recognized based on the present value of future payments over the lease term at the commencement date. We generally use a collateralized incremental borrowing rate based on information available at the commencement date, including the lease term, in determining the present value of future payments. When determining our right-of-use assets, we generally do not include options to extend or terminate the lease unless it is reasonably certain that the option will be exercised.
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

12. LEASES (CONTINUED)
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	December 31, 2022	September 30, 2022
Assets
Operating leases	Operating lease right-of-use assets	$14,897	$15,299
Total lease assets		$14,897	$15,299

Liabilities
Operating leases	Current portion of operating lease liabilities	$3,357	$3,196
Operating leases	Operating lease liabilities	16,334	16,978
Total lease liabilities		$19,691	$20,174
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended December 31,
	2022	2021
Operating lease cost	$904	$937
Variable lease cost	309	28
Short-term lease cost	25	273
Total lease cost	$1,238	$1,238
In November 2021, Digi acquired $0.9 million in right of-use assets and assumed $0.9 million in lease liabilities from the acquisition of Ventus that are included in the balances at December 31, 2021.
At December 31, 2022 the weighted average remaining lease term of our operating leases was 6.8 years and the weighted average discount rate for these leases was 3.4%.
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of December 31, 2022 (in thousands):

Fiscal year	Amount
2023 (nine months)	$2,833
2024	3,689
2025	3,339
2026	3,122
2027	2,042
2028	1,956
Thereafter	5,269
Total future undiscounted lease payments	22,250
Less imputed interest	(2,559)
Total reported lease liability	$19,691
13. COMMITMENTS AND CONTINGENCIES
We lease certain of our buildings and equipment under non-cancelable lease agreements. Please refer to Note 12 to our condensed consolidated financial statements for additional information.
In the normal course of business, we presently are, and expect in the future to be, subject to various claims and litigation with third parties such as non-practicing intellectual property entities as well as customers, vendors and/or former employees. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition.

14. STOCK-BASED COMPENSATION
Stock-based awards granted in the first fiscal quarter of 2023 were granted under the amended and restated 2021 Omnibus Incentive Plan (the "2021 Plan"). Such awards made in the first quarter of fiscal 2022 were granted under the 2021 Plan before it was amended and restated at our annual meeting in January, 2022. Shares subject to awards under the 2021 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2021 Plan. The authority to grant options under the 2021 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
As of December 31, 2022, there were approximately 1,209,045 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $0.9 million and $4.2 million for the three months ended December 31, 2022 and 2021, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax withholding obligations are otherwise fulfilled by the employee paying cash to us for the withholding. During the three months ended December 31, 2022 and 2021, our employees forfeited 71,951 shares and 611,415 shares, respectively, in order to satisfy respective withholding tax obligations of $3.0 million and $6.0 million, respectively.
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares to 3,425,000 that may be purchased under the ESPP. ESPP contributions by employees were $0.6 million and $0.3 million for the three months ended December 31, 2022 and 2021, respectively. Pursuant to the ESPP, 19,683 and 17,936 common shares were issued to employees during the three months ended December 31, 2022 and 2021, respectively. Shares are issued under the ESPP from treasury stock. As of December 31, 2022, 533,165 common shares were available for future issuances under the ESPP.
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended December 31,
	2022	2021
Cost of sales	$142	$86
Sales and marketing	851	490
Research and development	448	322
General and administrative	1,427	1,119
Stock-based compensation before income taxes	2,868	2,017
Income tax benefit	(599)	(430)
Stock-based compensation after income taxes	$2,269	$1,587

14. STOCK-BASED COMPENSATION (CONTINUED)
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance on September 30, 2022	1,790	$17.29
Granted	64	40.80
Exercised	(64)	14.62
Forfeited / Canceled	(2)	14.31
Balance on December 31, 2022	1,788	$18.23	4.6	$15,900

Exercisable on December 31, 2022	965	$15.30	3.7	$10,851
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $36.55 as of December 31, 2022, which would have been received by the option holders had all option holders exercised their options as of that date.

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the three months ended December 31, 2022 and 2021 was $1.7 million and $13.3 million, respectively.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Three months ended December 31,
	2022	2021
Weighted average per option grant date fair value	$19.98	$10.23
Assumptions used for option grants:
Risk free interest rate	3.89% - 3.98%	1.25% - 1.46%
Expected term	6.00 years	6.00 years
Expected volatility	46%	46%
Weighted average volatility	46%	46%
Expected dividend yield	—	—
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
As of December 31, 2022, the total unrecognized compensation cost related to non-vested stock options was $7.6 million and the related weighted average period over which it is expected to be recognized is approximately 2.1 years.

14. STOCK-BASED COMPENSATION (CONTINUED)
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units and performance stock units as of December 31, 2022 and changes during the three months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested on September 30, 2022	742	$19.14	27	$22.69
Granted	415	40.68	113	40.66
Vested	(182)	17.76	(5)	22.93
Canceled	(6)	24.55	—	—
Nonvested on December 31, 2022	969	$28.60	135	$37.72
As of December 31, 2022, the total unrecognized compensation cost related to non-vested stock units was $30.2 million. The related weighted average period over which this cost is expected to be recognized is approximately 2.5 years.
15. SUBSEQUENT EVENTS
On January 27, 2023, our shareholders approved an amended and restated 2021 Omnibus Incentive Plan. This amended plan became effective on January 28, 2023 and authorized the issuance of an additional 1,100,000 shares. This plan is now scheduled to expire on January 27, 2033.

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
Forward-Looking Statements
This discussion contains forward-looking statements that are based on management's current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "assume," "believe," "anticipate," "intend," "estimate," "target," "may," "will," "expect," "plan," "potential," "project," "should," or "continue," or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to the ongoing supply chain and transportation challenges impacting businesses globally, the ongoing COVID-19 pandemic and efforts to mitigate the same, risks related to ongoing inflationary pressures as well as present concerns about a potential recession and the ability of companies like us to operate a global business in such conditions, risks arising from the present war in Ukraine, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions, our ability to defend or settle satisfactorily any litigation such as, but not limited to, claims regarding intellectual property infringement that we face from time to time, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, risks related to cybersecurity events, the potential for issues repaying outstanding debt if we experience a downturn in our business or encounter unexpected liabilities, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, those set forth in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2022, this filing on Form 10-Q and other filings, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
In fiscal 2023, our key operating objectives include:
•continuing to transition to complete solutions with software and service offerings included with our products, as this drives Annualized Recurring Revenue ("ARR"), which provides more predictable and higher margin revenues; and
•delivering a higher level of customer service across our businesses.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the first quarter of fiscal 2023 that we feel are most important in these evaluations, with comparisons to the first quarter of fiscal 2022:
•Consolidated revenue was $109 million, an increase of 30%.
•Consolidated gross profit was $61.5 million, an increase of 28%.
•Gross profit margin was 56.3% versus 56.8%. Gross profit margin excluding amortization was 57.3% compared to 58.5%.
•Consolidated operating income was $12.0 million, an increase of 215%.
•Net income was $5.8 million, an increase of 387%.
•Diluted earnings per share was $0.16, compared to $0.03, an increase of 433%.
•Adjusted net income and adjusted net income per share was $17.8 million, or $0.48 per diluted share, compared to $12.7 million, or $0.36 per diluted share, an increase of 33%.
•Adjusted EBITDA was $23 million, an increase of 38%.
•ARR, was $96 million at quarter end, an increase of 8%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended December 31,				% incr.
($ in thousands)	2022		2021		(decr.)
Revenue	$109,306	100.0%	$84,257	100.0%	29.7%
Cost of sales	47,785	43.7	36,376	43.2	31.4
Gross profit	61,521	56.3	47,881	56.8	28.5
Operating expenses	49,558	45.3	44,082	52.3	12.4
Operating income	11,963	10.9	3,799	4.5	214.9
Other expense, net	(5,954)	(5.4)	(5,000)	(5.9)	19.1
Income (loss) before income taxes	6,009	5.5	(1,201)	(1.4)	NM
Income tax expense (benefit)	230	0.2	(2,388)	(2.8)	NM
Net income	$5,779	5.3%	$1,187	1.4%	386.9
NM means not meaningful

REVENUE BY SEGMENT

	Three months ended December 31,				% incr.
($ in thousands)	2022		2021		(decr.)
Revenue
IoT Products & Services	$84,342	77.2%	$65,744	78.0%	28.3%
IoT Solutions	24,964	22.8	18,513	22.0	34.8
Total revenue	$109,306	100.0%	$84,257	100.0%	29.7%
IoT Products & Services
IoT Products & Services revenue increased 28.3% for the three months ended December 31, 2022, as compared to the same period in the prior fiscal year. This primarily was a result of increased sales driven by higher demand for OEM, console server and cellular products.
IoT Solutions
IoT Solutions revenue increased 34.8% for the three months ended December 31, 2022, as compared to the same period in the prior fiscal year. This primarily was a result of increased sales of both SmartSense and Ventus (acquired in November 2021) offerings.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT
Below are our segments' cost of goods sold and gross profit as a percentage of their respective total revenue:

	Three months ended December 31,				Basis point
($ in thousands)	2022		2021		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$38,321	45.4%	$30,069	45.7%	(30)
IoT Solutions	9,464	37.9%	6,307	34.1%	380
Total cost of goods sold	$47,785	43.7%	$36,376	43.2%	50

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Three months ended December 31,				Basis point
($ in thousands)	2022		2021		inc. (decr.)
Gross Profit
IoT Products & Services	$46,021	54.6%	$35,675	54.3%	30
IoT Solutions	15,500	62.1%	12,206	65.9%	(380)
Total gross profit	$61,521	56.3%	$47,881	56.8%	(50)
IoT Product & Services
IoT Products & Services gross profit margin increased 30 basis points for the three months ended December 31, 2022 as compared to the same period in the prior fiscal year. This increase primarily was a result of changes in product and customer mix.
IoT Solutions
The IoT Solutions gross profit margin decreased 380 basis points for the three months ended December 31, 2022 as compared to the same period in the prior fiscal year. This decrease primarily was a result of increased expenses for inventory reserves.
OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended December 31,				$	%
($ in thousands)	2022		2021		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$19,106	17.5%	$15,319	18.2%	$3,787	24.7
Research and development	14,094	12.9	13,412	15.9	682	5.1
General and administrative	16,358	15.0	15,351	18.2	1,007	6.6
Total operating expenses	$49,558	45.3%	$44,082	52.3%	$5,476	12.4
The $5.5 million increase in operating expenses in the first quarter of fiscal 2023 from the first quarter of fiscal 2022 primarily was the result of incremental operating expenses, primarily from the acquisition of Ventus and investments in SmartSense.
OPERATING INCOME
Operating income was $12.0 million for the three months ended December 31, 2022, compared to $3.8 million for the three months ended December 31, 2021.
IoT Product & Services provided operating income of $12.7 million for the three months ended December 31, 2022 compared to $4.1 million for the three months ended December 31, 2021, an increase of $8.6 million, or 208.1%. Drivers for the changes in operating income for the period are described above in the revenue, gross profit and operating expenses details.
IoT Solutions had an operating loss of $0.7 million for the three months ended December 31, 2022 compared to an operating loss of $0.3 million for the three months ended December 31, 2021, an increase of $0.4 million, or 127.1%. Primary drivers for the changes in operating loss for the period included higher inventory reserve expense and our investment in the SmartSense business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Below are our other expenses, net and other expenses, net as a percentage of total revenue:
OTHER EXPENSE, NET

	Three months ended December 31,				$	%
($ in thousands)	2022		2021		incr. (decr.)	incr. (decr.)
Other expense, net
Interest expense, net	(5,971)	(5.5)%	(4,898)	(5.8)%	(1,073)	21.9
Other expense, net	17	—%	(102)	(0.1)%	119	(116.7)
Total other expense, net	$(5,954)	(5.4)%	$(5,000)	(5.9)%	$(954)	19.1
Other expense, net, increased $1.0 million for the three months ended December 31, 2022, as compared to the same period in the prior fiscal year. The increase was primarily a result of an increase to our interest expense due to an increase in our effective interest rate (see Note 7 to the condensed consolidated financial statements).
INCOME TAXES
See Note 9 to the condensed consolidated financial statements for discussion of income taxes.
KEY BUSINESS METRIC
ARR represents the annualized monthly value of all billable subscription contracts, measured at the end of any fiscal period. ARR should be viewed independently of revenue and deferred revenue and is not intended to replace or forecast either of these items. Digi management uses ARR to manage and assess the growth of our subscription revenue business. We believe ARR is an indicator of the scale of our subscription business.
NON-GAAP FINANCIAL INFORMATION
This report includes adjusted net income, adjusted net income per diluted share and adjusted earnings before interest, taxes and amortization ("Adjusted EBITDA"), each of which is a non-GAAP financial measure.
Non-GAAP measures are not substitutes for GAAP measures for the purpose of analyzing financial performance. The disclosure of these measures does not reflect all charges and gains that actually were recognized by Digi. These non-GAAP measures are not in accordance with, or, an alternative for measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies or presented by us in prior reports. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. We believe that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. We believe these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. Additionally, Adjusted EBITDA does not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:
Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended December 31,
	2022		2021
		% of total revenue		% of total revenue
Total revenue	$109,306	100.0%	$84,257	100.0%

Net income	$5,779		$1,187
Interest expense, net	5,971		4,898
Income tax expense (benefit)	230		(2,388)
Depreciation and amortization	8,112		7,862
Stock-based compensation	2,868		2,017
Restructuring charge	23		109
Acquisition expense	381		3,285
Adjusted EBITDA	$23,364	21.4%	$16,970	20.1%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended December 31,
	2022		2021
Net income and net income per diluted share	$5,779	$0.16	$1,187	$0.03
Amortization	6,463	0.18	6,309	0.18
Stock-based compensation	2,868	0.08	2,017	0.06
Other non-operating (expense) income	(17)	—	102	—
Acquisition expense	381	0.01	3,285	0.09
Restructuring charge	23	—	109	—
Interest expense, net	5,971	0.16	4,898	0.14
Tax effect from the above adjustments (1)	(4,869)	(0.14)	(3,006)	(0.08)
Discrete tax expenses (benefits) (2)	1,192	0.03	(2,175)	(0.06)
Adjusted net income and adjusted net income per diluted share (3)	$17,791	$0.48	$12,726	$0.36
Diluted weighted average common shares		36,859		35,767
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2023 and fiscal 2022 based on adjusted net income.
(2)For the three months ended December 31, 2022 and 2021, discrete tax expenses (benefits) primarily are a result of changes in excess tax benefits recognized on stock compensation.
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
On December 2, 2021, we entered into a third amended and restated credit agreement. Digi refinanced the Term Loan Facility and Revolving Loan Facility under its existing credit agreement entered into on November 1, 2021, but did not receive any additional proceeds from nor modify the amounts of any facilities or subfacilities contained within that credit agreement. The credit agreement consists of a $350 million term loan B secured loan and a $35 million revolving credit facility. The $35 million revolving credit facility, which presently has no outstanding balance, includes a $10 million letter of credit subfacility and $10 million swingline subfacility. During the first quarter of fiscal 2022, we repaid all outstanding balances under the credit facility entered into on March 21, 2021. As of December 31, 2022, $35.0 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 7 to our condensed consolidated financial statements.
We expect positive cash flows from operations for the foreseeable future. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
As follows, our condensed consolidated statements of cash flows for the three months ended December 31, 2022 and 2021 is summarized:

	Three months ended December 31,
	2022	2021
($ in thousands)		Restated (1)
Operating activities	$2,680	$5,877
Investing activities	(963)	(348,047)
Financing activities	(5,896)	236,962
Effect of exchange rate changes on cash and cash equivalents	228	(36)
Net increase (decrease) in cash and cash equivalents	$(3,951)	$(105,244)
(1)We have restated the condensed consolidated statement of cash flows for the three months ended December 31, 2021. For additional information, see Note 2 to our condensed consolidated financial statements.
Cash flows from operating activities decreased $3.2 million primarily as a result of:
•an increase in operating assets and liabilities (net of acquisitions) in the three months ended December 31, 2022 of $18.3 million compared to an increase of $10.3 million in the three months ended December 31, 2021 and
•an increase in stock-based compensation expense.
These changes were partially offset by:
•increases in net income and the provision for inventory obsolescence and decreases in the provisions for deferred income tax and bad debt and amortization expense.
Cash flows used in investing activities decreased $347.1 million primarily as a result of:
•no amounts used for the acquisition of businesses in the three months ended December 31, 2022 compared to $347.6 million used for acquisitions in the three months ended December 31, 2021, primarily related to our November 2021 acquisition of Ventus.
Cash flows from financing activities decreased $242.9 million primarily as a result of:
•no proceeds from debt in the first fiscal quarter of 2023 compared to $350.0 million in proceeds from the Term Loan issued in the first fiscal quarter of 2022, and
•a $3.4 million decrease in proceeds from stock issuances.
These changes were partially offset by:
•debt payments of $4.4 million in the first fiscal quarter of 2023 compared to $98.1 million in the first fiscal quarter of 2022 (see Note 7 to the condensed consolidated financial statements),
•a decrease of $13.4 million in debt issuance cost payments, and
•a $3.0 million decrease in taxes paid for net share settlements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at December 31, 2022:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$22,250	$3,755	$6,886	$4,873	$6,736
Term Loan	245,625	17,500	35,000	35,000	158,125
Interest on long-term debt	104,038	21,979	38,764	31,887	11,408
Total	$371,913	$43,234	$80,650	$71,760	$176,269
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.7 million as of December 31, 2022. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information on new accounting pronouncements, see Note 1 to our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of December 31, 2022, we had $245.6 million outstanding under our Term Loan. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to LIBOR with a floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if LIBOR is no longer available) plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.5%, or the one-month LIBOR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00-3.75% for LIBOR loans and 3.00 to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. Digi bases the interest period election on an assessment of the interest rate environment conducted on a monthly basis. Digi presently expects to continue to elect a one month interest period, unless conditions change. Based on the balance sheet position for the Revolving Loan at December 31, 2022, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.6 million. For additional information, see Note 6 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.
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
A 10% change in the average exchange rate for the Euro, British Pound, Australian Dollar and Canadian Dollar to the U.S. Dollar during the first three months of fiscal 2023 would have resulted in a 1.0% increase or decrease in stockholders' equity due to foreign currency translation.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosure set forth in Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of fiscal 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2022 - October 31, 2022	—	$—	—	$—
November 1, 2022 - November 30, 2022	54,056	$41.87	—	$—
December 1, 2022 - December 31, 2022	17,895	$40.41	—	$—
	71,951	$41.51	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
Immaterial Correction of Prior Period Financial Statements
As discussed in Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, the Company discovered immaterial misstatements in the condensed consolidated statements of cash flows related to the debt issuance costs associated with our second and third amended and restated credit agreement entered into in November and December 2021, respectively. These misstatements were present in the Q1, Q2 and Q3 2022 Form 10-Q filings. The Company has corrected the comparable Q1 condensed financial statements in Part 1, Item 1 of this Form 10-Q and plans to correct the comparable Q2 2022 and Q3 2022 condensed consolidated financial statements that will be presented in the Q2 2023 and Q3 2023 Form 10-Q filings, respectively.

The following tables reflect the effects of the correction on all affected line items of the Company's previously reported condensed consolidated financial statements to be presented as comparative in the Form 10-Q for the three months ended March 31, 2023 and June 30, 2023:

CORRECTED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	Six Months ended March 31, 2022			Nine Months ended June 30, 2022
	As Previously Reported	Adjustment	As Corrected	As Previously Reported	Adjustment	As Corrected
Amortization	$13,354	$2,744	$16,098	$20,400	$3,238	$23,638
Changes in operating assets and liabilities (net of acquisitions)	(37,272)	13,018	(24,254)	(34,618)	12,524	(22,094)
Net cash (used for) provided by operating activities	(4,004)	15,762	11,758	15,454	15,762	31,216
Payments of debt issuance costs	—	(13,443)	(13,443)	—	(13,443)	(13,443)
Payments on long-term debt	(107,050)	(2,319)	(109,369)	(127,050)	(2,319)	(129,369)
Net cash provided by (used in) financing activities	$242,810	$(15,762)	$227,048	$224,313	$(15,762)	$208,551

ITEM 6. EXHIBITS

Exhibit No.		Description	Method of Filing
3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (2)	Incorporated by Reference

10	(b)	Digi International Inc. 2021 Omnibus Incentive Plan, as amended and restated (3)	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101
The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2022, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.
Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended December 31, 2022 is formatted in iXBRL (included in Exhibit 101).
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

(1)Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.
(2)Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2020.
(3)Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 1, 2023.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	February 3, 2023	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)