Form 10-Q
period 2023-03-31
DIGI INTERNATIONAL INC
filed 2023-05-05
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 27, 2023, there were 35,870,526 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
	(in thousands, except per share data)
Revenue:
Product	$83,819	$69,167	$165,574	$132,965
Service	27,325	25,546	54,876	46,005
Total revenue	111,144	94,713	220,450	178,970
Cost of sales:
Cost of product	40,218	34,483	79,830	63,722
Cost of service	7,101	6,943	14,171	12,691
Amortization	953	1,303	2,056	2,692
Total cost of sales	48,272	42,729	96,057	79,105
Gross profit	62,872	51,984	124,393	99,865
Operating expenses:
Sales and marketing	20,341	17,776	39,447	33,095
Research and development	15,155	13,819	29,249	27,231
General and administrative	15,201	12,825	31,559	28,176
Total operating expenses	50,697	44,420	100,255	88,502
Operating income	12,175	7,564	24,138	11,363
Other expense, net:
Interest expense, net	(6,393)	(4,463)	(12,364)	(9,361)
Other income, net	47	139	64	37
Total other expense, net	(6,346)	(4,324)	(12,300)	(9,324)
Income before income taxes	5,829	3,240	11,838	2,039
Income tax (benefit) provision	(70)	393	160	(1,995)
Net income	$5,899	$2,847	$11,678	$4,034

Net income per common share:
Basic	$0.16	$0.08	$0.33	$0.12
Diluted	$0.16	$0.08	$0.32	$0.11
Weighted average common shares:
Basic	35,791	35,015	35,698	34,785
Diluted	36,730	35,608	36,821	35,710

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
	(in thousands)
Net income	$5,899	$2,847	$11,678	$4,034
Other comprehensive income (loss):
Foreign currency translation adjustment	178	52	1,467	(160)
Other comprehensive income (loss)	178	52	1,467	(160)
Comprehensive income	$6,077	$2,899	$13,145	$3,874

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	September 30, 2022
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$31,660	$34,900
Accounts receivable, net	44,900	50,450
Inventories	83,065	73,223
Income taxes receivable	4,778	3,764
Other current assets	4,663	3,871
Total current assets	169,066	166,208
Property, equipment and improvements, net	29,812	27,594
Intangible assets, net	289,441	302,064
Goodwill	341,862	340,477
Operating lease right-of-use assets	14,179	15,299
Other non-current assets	3,388	2,253
Total assets	$847,748	$853,895
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,523	$15,523
Accounts payable	20,725	32,373
Accrued compensation	12,150	14,576
Unearned revenue	22,576	19,803
Current portion of operating lease liabilities	3,346	3,196
Other current liabilities	9,449	11,036
Total current liabilities	83,769	96,507
Income taxes payable	1,749	2,441
Deferred tax liabilities	6,928	9,666
Long-term debt	214,062	222,448
Operating lease liabilities	15,519	16,978
Other non-current liabilities	5,542	4,342
Total liabilities	327,569	352,382
Commitments and Contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 42,324,578 and 41,950,732 shares issued	423	420
Additional paid-in capital	394,036	385,244
Retained earnings	211,753	200,075
Accumulated other comprehensive loss	(24,587)	(26,054)
Treasury stock, at cost, 6,463,818 and 6,412,812 shares	(61,446)	(58,172)
Total stockholders' equity	520,179	501,513
Total liabilities and stockholders' equity	$847,748	$853,895

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2023	2022
		(Restated) (1)
	(in thousands)
Operating activities:
Net income	$11,678	$4,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	3,245	3,292
Amortization	13,702	16,098
Stock-based compensation	6,333	4,259
Deferred income tax (benefit) provision	(2,739)	2,160
Other	107	437
Changes in operating assets and liabilities (net of acquisitions)	(22,719)	(18,522)
Net cash provided by operating activities	9,607	11,758
Investing activities:
Acquisition of businesses, net of cash acquired	—	(347,522)
Purchase of property, equipment, improvements and certain other intangible assets	(2,855)	(1,664)
Net cash used in investing activities	(2,855)	(349,186)
Financing activities:
Proceeds from long-term debt	—	350,000
Payments of debt issuance costs	—	(13,443)
Payments on long-term debt	(9,375)	(109,369)
Proceeds from stock option plan transactions	1,672	5,598
Proceeds from employee stock purchase plan transactions	1,170	670
Taxes paid for net share settlement of share-based payment options and awards	(3,654)	(6,408)
Net cash (used in) provided by financing activities	(10,187)	227,048
Effect of exchange rate changes on cash and cash equivalents	195	(666)
Net decrease in cash and cash equivalents	(3,240)	(111,046)
Cash and cash equivalents, beginning of period	34,900	152,432
Cash and cash equivalents, end of period	$31,660	$41,386

Supplemental disclosures of cash flow information:
Interest paid	$14,381	$6,570
Income taxes paid, net	3,454	4,535
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	(2,685)	(1,215)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(44)	$(28)
(1) As described in Note 2 to these condensed consolidated financial statements, we have restated the condensed consolidated statement of cash flows for the six months ended March 31, 2022.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2021	41,413	$414	6,447	$(58,100)	$372,797	$181,879	$(22,958)	$474,032
Net income	—	—	—	—	—	2,847	—	2,847
Other comprehensive income	—	—	—	—	—	—	52	52
Employee stock purchase plan issuances	—	—	(19)	173	177	—	—	350
Taxes paid for net share settlement of share-based payment awards	—	—	19	(383)	—	—	—	(383)
Issuance of stock under stock award plans	112	1	—	—	1,363	—	—	1,364
Stock-based compensation expense	—	—	—	—	2,242	—	—	2,242
Balances, March 31, 2022	41,525	$415	6,447	$(58,310)	$376,579	$184,726	$(22,906)	$480,504

Balances, September 30, 2021	40,653	$407	6,391	$(56,535)	$370,699	$180,692	$(22,746)	$472,517
Net income	—	—	—	—	—	4,034	—	4,034
Other comprehensive loss	—	—	—	—	—	—	(160)	(160)
Employee stock purchase plan issuances	—	—	(37)	334	337	—	—	671
Taxes paid for net share settlement of share-based payment awards	—	—	93	(2,109)	(4,299)	—	—	(6,408)
Issuance of stock under stock award plans	872	8	—	—	5,583	—	—	5,591
Stock-based compensation expense	—	—	—	—	4,259	—	—	4,259
Balances, March 31, 2022	41,525	$415	6,447	$(58,310)	$376,579	$184,726	$(22,906)	$480,504

Balances, December 31, 2022	42,199	$422	6,465	$(60,973)	$389,390	$205,854	$(24,765)	$509,928
Net income	—	—	—	—	—	5,899	—	5,899
Other comprehensive income	—	—	—	—	—	—	178	178
Employee stock purchase plan issuances	—	—	(20)	194	382	—	—	576
Taxes paid for net share settlement of share-based payment options and awards	—	—	19	(667)	—	—	—	(667)
Issuance of stock under stock award plans	126	1	—	—	799	—	—	800
Stock-based compensation expense	—	—	—	—	3,465	—	—	3,465
Balances, March 31, 2023	42,325	$423	6,464	$(61,446)	$394,036	$211,753	$(24,587)	$520,179

Balances, September 30, 2022	41,950	$420	6,413	$(58,172)	$385,244	$200,075	$(26,054)	$501,513
Net income	—	—	—	—	—	11,678	—	11,678
Other comprehensive income	—	—	—	—	—	—	1,467	1,467
Employee stock purchase plan issuances	—	—	(40)	380	790	—	—	1,170
Taxes paid for net share settlement of share-based payment awards	—	—	91	(3,654)	—	—	—	(3,654)
Issuance of stock under stock award plans	375	3	—	—	1,669	—	—	1,672
Stock-based compensation expense	—	—	—	—	6,333	—	—	6,333
Balances, March 31, 2023	42,325	$423	6,464	$(61,446)	$394,036	$211,753	$(24,587)	$520,179
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited condensed consolidated financial statements of Digi International Inc. ("we", "us", "our", "Digi" or "the Company") have been prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission applicable to interim financial statements. While these financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statement disclosures in Part I, Item 1 of our Annual Report on Form 10-K for the year ended September 30, 2022 (the "2022 Financial Statements"). We use the same accounting policies in preparing quarterly and annual financial statements. The quarterly results of operations are not necessarily indicative of the results to be expected for the full year.
2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Our condensed consolidated statement of cash flows for the six months ended March 31, 2022 has been restated for errors made with regard to the cash flow classification of debt issuance costs and debt issuance cost amortization.
Immaterial Correction of Prior Period Financial Statements
Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2022, the Company made certain corrections in the condensed consolidated statements of cash flows related to the debt issuance costs associated with our second and third amended and restated credit agreement entered into in November and December 2021, respectively. We corrected $13.4 million of debt issuance cost previously recorded within changes in operating assets and liabilities (net of acquisitions) within the operating activities and correctly presented the cash outflows as payments of debt issuance costs within financing activities. We also corrected $2.3 million of amortization of debt issuance costs previously included in payments on long-term debt within financing activities and changes in operating assets and liabilities (net of acquisitions) within operating activities to amortization within operating activities. There was no impact to the condensed consolidated balance sheets, condensed consolidated statements of operations or condensed consolidated statements of comprehensive income as a result of these corrections. The Company determined that this restatement was not material to the condensed consolidated financial statements.

3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Numerator:
Net income	$5,899	$2,847	$11,678	$4,034

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	35,791	35,015	35,698	34,785
Effect of dilutive securities:
Stock options and restricted stock units	939	593	1,123	925
Denominator for diluted net income per common share — adjusted weighted average shares	36,730	35,608	36,821	35,710

Net income per common share, basic	$0.16	$0.08	$0.33	$0.12
Net income per common share, diluted	$0.16	$0.08	$0.32	$0.11
Digi excludes certain stock options and restricted stock unit awards that would have an anti-dilutive effect on our diluted net income per share calculation. For the three months ended March 31, 2023 and 2022, 609,017 and 1,129,393 shares outstanding were excluded, respectively. For the six months ended March 31, 2023 and 2022, 416,307 and 735,611 shares outstanding were excluded, respectively.
4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	March 31, 2023	September 30, 2022
Accounts receivable, net:
Accounts receivable	$53,571	$58,967
Less allowance for credit losses	3,004	3,285
Less reserve for future credit returns and pricing adjustments	5,667	5,232
Accounts receivable, net	$44,900	$50,450
Inventories:
Raw materials	$33,362	$39,189
Work in process	76	592
Finished goods	49,627	33,442
Inventories	$83,065	$73,223
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
There were no assets or liabilities that are measured at fair value on a recurring basis as of March 31, 2023 or September 30, 2022.

5. FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Fair value at beginning of period	$—	$6,200	$—	$6,200
Change in fair value of contingent consideration	—	—	—	—
Fair value at end of period	$—	$6,200	$—	$6,200
In connection with our acquisition of Haxiot, Inc. ("Haxiot") in March 2021, we agreed to make contingent earn-out payments, based upon certain revenue thresholds. The fair value of the remaining liability for contingent consideration for the acquisition of Haxiot was $0.0 million at March 31, 2023 and September 30, 2022.
In connection with our acquisition of Ctek, Inc. ("Ctek") in July 2021, we agreed to make contingent earn-out payments, based upon certain revenue thresholds. The fair value of the remaining liability for contingent consideration for the acquisition of Ctek was $0.0 million at March 31, 2023 and September 30, 2022.
The change in fair value of contingent consideration reflects our estimates of the probabilities of achieving the relevant targets and is discounted based on our estimated discount rate. The fair value of the contingent consideration at March 31, 2023 is based on the probability of achieving the specified revenue thresholds for Ctek. As of March 31, 2023, contingent consideration associated with Ctek remains subject to future performance through December 31, 2023.
6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	March 31, 2023			September 30, 2022
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$85,037	$(57,931)	$27,106	$85,016	$(55,854)	$29,162
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	39,802	(18,804)	20,998	39,711	(17,666)	22,045
Customer relationships	309,222	(67,885)	241,337	309,212	(58,355)	250,857
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(1,000)	—
Total	$435,773	$(146,332)	$289,441	$435,651	$(133,587)	$302,064

Amortization expense was $6.2 million and $7.0 million for the three months ended March 31, 2023 and 2022. Amortization expense was $12.7 million and $13.4 million for the six months ended March 31, 2023 and 2022, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2023 and the five succeeding fiscal years is (in thousands):

2023 (six months)	$13,317
2024	25,227
2025	21,771
2026	20,593
2027	20,593
2028	20,411

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Three months ended March 31, 2023
	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2022	$172,931	$167,546	$340,477
Foreign currency translation adjustment	1,269	116	1,385
Balance on March 31, 2023	$174,200	$167,662	$341,862
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to have two reportable segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 8). Our IoT Products & Services business is structured to include four reporting units under the IoT Products & Services segment, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Following our acquisition of Ventus in November 2021, we have two reporting units within our IoT Solutions segment: SmartSense and Ventus. Each of these segments was tested individually for impairment during our annual impairment test completed in the third fiscal quarter of fiscal 2022.

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

7. INDEBTEDNESS (CONTINUED)
Following the December amendment, borrowings under the Term Loan Facility bear interest at a rate per annum equal to LIBOR with a floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if LIBOR is no longer available) plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.50%, or the one-month LIBOR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00% to 3.75% for LIBOR loans and 3.00% to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder, which is also reported in interest expense. Digi elected an interest period of one month for the months of December 2021 through April 2022 and a period of six months effective May 1, 2022. Following the expiration of the election on October 31, 2022, Digi elected an interest period of one month, effective on November 1, 2022 and has elected the same periods each subsequent month. Our weighted average interest rate at March 31, 2023 was 8.62%.
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
The Term Loan is payable in quarterly installments, with the balance remaining due on November 2, 2028. The Revolving Loan is due in a lump sum payment at maturity on November 2, 2028, if any amounts are drawn. The fair value of the Term Loan and Revolving Loan approximated carrying value at March 31, 2023.
Digi made early payments against the term loan of $0.6 million and $61.3 million in six months ended March 31, 2023 and 2022, respectively.
The following table is a summary of our long-term indebtedness at March 31, 2023 and September 30, 2022 (in thousands):

	Balance on March 31, 2023	Balance on September 30, 2022
Term loan	$240,625	$250,000
Less unamortized issuance costs	(11,040)	(12,029)
Less current maturities of long-term debt	(15,523)	(15,523)
Total long-term debt, net of current portion	$214,062	$222,448
The following table is a summary of future maturities of our aggregate long-term debt at March 31, 2023 (in thousands):

Fiscal year	Amount
2023 (six months)	$8,750
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	161,875
Total long-term debt	$240,625

Covenants and Security Interest
The agreements governing the Revolving Loan Facility contain a number of covenants. Among other provisions, these covenants require us to maintain a certain financial ratio (net leverage ratio and minimum fixed charge ratio). At March 31, 2023, we had no amounts drawn on the Revolving Loan Facility. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.

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
•OEM Solutions - Original Equipment Manufacturers ("OEM") will be a chip, rather than a boxed device. This can come in the form of a stand-alone module or from a systems-on-module ("SOM"). While cellular connectivity is used, other communication protocols can be used such as Zigbee, Bluetooth or Radio-Frequency ("RF") based on application.
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
•Ventus - provides Managed Network-as-a-Service ("MNaaS") solutions that simplify the complexity of enterprise wide area network ("WAN") connectivity via wireless and fixed line solutions.
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
Summary operating results for each of our segments were (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Revenue
IoT Products & Services	$85,893	$71,370	$170,235	$137,114
IoT Solutions	25,251	23,343	50,215	41,856
Total revenue	$111,144	$94,713	$220,450	$178,970
Gross Profit
IoT Products & Services	$47,117	$38,461	$93,138	$74,136
IoT Solutions	15,755	13,523	31,255	25,729
Total gross profit	$62,872	$51,984	$124,393	$99,865
Operating Income (Loss)
IoT Products & Services	$12,965	$9,049	$25,648	$13,165
IoT Solutions	(790)	(1,485)	(1,510)	(1,802)
Total operating income	$12,175	$7,564	$24,138	$11,363
Depreciation and Amortization
IoT Products & Services	$3,046	$3,533	$6,338	$7,162
IoT Solutions	4,800	5,251	9,620	9,484
Total depreciation and amortization	$7,846	$8,784	$15,958	$16,646

8. SEGMENT INFORMATION (CONTINUED)
Total expended for property, plant and equipment was (in thousands):

	Six months ended March 31,
	2023	2022
IoT Products & Services	$2,260	$1,664
IoT Solutions*	508	—
Total expended for property, plant and equipment	$2,768	$1,664
* Excluded from this amount is $2,685 and $1,215 of transfers of inventory to property plant and equipment for subscriber assets for the six months ended March 31, 2023 and 2022, respectively.
Total assets for each of our segments were (in thousands):

	March 31, 2023	September 30, 2022
IoT Products & Services	$390,753	$390,128
IoT Solutions	425,335	428,867
Unallocated*	31,660	34,900
Total assets	$847,748	$853,895
*Unallocated consists of cash and cash equivalents.
9. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
North America, primarily the United States	$77,809	$73,790	$161,274	$140,033
Europe, Middle East & Africa	20,414	14,715	36,291	24,874
Rest of world	12,921	6,208	22,885	14,063
Total revenue	$111,144	$94,713	$220,450	$178,970
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Transferred at a point in time	$87,088	$72,656	$172,574	$139,191
Transferred over time	24,056	22,057	47,876	39,779
Total revenue	$111,144	$94,713	$220,450	$178,970
Contract Balances
Contract Related Assets
Our contract related assets consist of subscriber assets, which are equipment that we provide to customers pursuant to subscription-based contracts.  In these cases, we retain the ownership of the equipment that the customer uses and charge them subscription fees to receive our end-to-end solutions. The total net book value of subscriber assets of $17.3 million and $16.5 million as of March 31, 2023 and September 30, 2022, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $0.9 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation expense for these subscriber assets $1.8 million and $1.9 million for the six months ended March 31, 2023 and 2022, respectively. We depreciate the cost of this equipment over its useful life.

9. REVENUE (CONTINUED)
Contract Assets
Contract assets at Digi consist of products and services that have been fulfilled, but for which revenue has not yet been recognized. Our contract asset balances were immaterial as of March 31, 2023 and September 30, 2022.
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
Our contract liabilities were $25.7 million and $24.8 million at March 31, 2023 and 2022, respectively.
Of the $23.0 million and $24.3 million balances as of December 31, 2022 and 2021, Digi recognized $5.9 million and $5.0 million as revenue in the three months ended March 31, 2023 and 2022, respectively. Of the $21.6 million and $15.5 million balances as of September 30, 2022 and 2021, Digi recognized $10.6 million and $10.0 million as revenue in the six months ended March 31, 2023 and 2022, respectively.
Remaining Transaction Price
As of March 31, 2023, we had approximately $106.5 million of remaining performance obligations on contracts with an original duration of one year or more. We expect to recognize revenue on approximately $54.6 million of remaining performance obligations over the next 12 months. Revenue from the remaining performance obligations we expect to recognize over a range of two to five years.
10. INCOME TAXES
Our income tax expense was $0.2 million for the six months ended March 31, 2023. Included in this expense was a net tax benefit discretely related to the six months ended March 31, 2023 of $1.7 million. This benefit primarily was the result of excess tax benefits recognized on stock compensation.
Our effective tax rate will vary based on a variety of factors. These factors include our overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and tax items discretely related to the period, such as settlements of audits. We may record other benefits or expenses in the future that are specific to a particular quarter such as expiration of statutes of limitation, the completion of tax audits, or legislation that is enacted in both U.S. and foreign jurisdictions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2022	$3,316
Decreases related to:
Expiration of statute of limitations	(649)
Unrecognized tax benefits as of March 31, 2023	$2,667
The total amount of unrecognized tax benefits at March 31, 2023 that, if recognized, would affect our effective tax rate was $2.6 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.3 million over the next 12 months.

11. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within other current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	December 31	issued	made	March 31
Three months ended March 31, 2023	$922	$78	$(164)	$836
Three months ended March 31, 2022	$658	$124	$(92)	$690

	Balance at	Warranties	Settlements	Balance at
Period	September 30	issued	made	March 31
Six months ended March 31, 2023	$886	$168	$(218)	$836
Six months ended March 31, 2022	$707	$195	$(212)	$690
12. LEASES
All of our leases are operating leases and primarily consist of leases for office space. For any lease with an initial term in excess of 12 months, the related lease assets and lease liabilities are recognized on the condensed consolidated balance sheets as either operating or financing leases at the inception of an agreement where it is determined that a lease exists. We have lease agreements that contain both lease and non-lease components. We have elected to combine lease and non-lease components for all classes of assets. Leases with an expected term of 12 months or less are not recorded on the condensed consolidated balance sheets. Instead we recognize lease expense for these leases on a straight-line basis over the lease term.
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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	March 31, 2023	September 30, 2022
Assets
Operating leases	Operating lease right-of-use assets	$14,179	$15,299
Total lease assets		$14,179	$15,299

Liabilities
Operating leases	Current portion of operating lease liabilities	$3,346	$3,196
Operating leases	Operating lease liabilities	15,519	16,978
Total lease liabilities		$18,865	$20,174

12. LEASES (CONTINUED)
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Operating lease cost	$867	$945	$1,771	$1,882
Variable lease cost	343	268	652	541
Short-term lease cost	18	28	43	56
Total lease cost	$1,228	$1,241	$2,466	$2,479
In November 2021, Digi acquired $0.9 million in right of-use assets and assumed $0.9 million in lease liabilities from the acquisition of Ventus that are included in the balances at March 31, 2022. Digi acquired $0.2 million in right-of-use assets in exchange for new operating lease liabilities in the three and six months ended March 31, 2023.
At March 31, 2023, the weighted average remaining lease term of our operating leases was 6.9 years and the weighted average discount rate for these leases was 4.5%.
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2023 (in thousands):

Fiscal year	Amount
2023 (six months)	$2,033
2024	3,954
2025	3,501
2026	3,122
2027	2,043
2028	1,898
Thereafter	5,705
Total future undiscounted lease payments	22,256
Less imputed interest	(3,391)
Total reported lease liability	$18,865
13. COMMITMENTS AND CONTINGENCIES
We lease certain of our buildings and equipment under non-cancelable lease agreements. Please refer to Note 12 to our condensed consolidated financial statements for additional information.
In the normal course of business, we presently are, and expect in the future to be, subject to various claims and litigation with third parties such as non-practicing intellectual property entities as well as customers, vendors, competitors and/or former employees. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition. In addition, the costs associated with defending ourselves in litigation may be significant regardless of whether the claim has merit.
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

14. STOCK-BASED COMPENSATION (CONTINUED)
As of March 31, 2023, there were approximately 2,340,956 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $1.7 million and $5.6 million for the six months ended March 31, 2023 and 2022, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax withholding obligations are otherwise fulfilled by the employee paying cash to us for the withholding. During the six months ended March 31, 2023 and 2022, our employees forfeited 90,985 shares and 630,181 shares, respectively, in order to satisfy respective withholding tax obligations of $3.7 million and $6.4 million, respectively.
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares that may be purchased under the ESPP to 3,425,000. ESPP contributions by employees were $1.2 million and $0.7 million for the six months ended March 31, 2023 and 2022, respectively. Pursuant to the ESPP, 39,979 and 36,987 common shares were issued to employees during the six months ended March 31, 2023 and 2022, respectively. Shares are issued under the ESPP from treasury stock. As of March 31, 2023, 512,869 common shares were available for future issuances under the ESPP.
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Cost of sales	$161	$131	$303	$217
Sales and marketing	1,072	678	1,923	1,168
Research and development	469	317	917	639
General and administrative	1,763	1,116	3,190	2,235
Stock-based compensation before income taxes	3,465	2,242	6,333	4,259
Income tax benefit	(737)	(470)	(1,336)	(900)
Stock-based compensation after income taxes	$2,728	$1,772	$4,997	$3,359
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance on September 30, 2022	1,790	$17.29
Granted	66	40.67
Exercised	(114)	15.24
Forfeited / Canceled	(34)	20.69
Balance on March 31, 2023	1,708	$18.23	4.5	$15,189

Exercisable on March 31, 2023	1,012	$15.60	3.6	$11,090
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $33.68 as of March 31, 2023, which would have been received by the option holders had all option holders exercised their options as of that date.

14. STOCK-BASED COMPENSATION (CONTINUED)
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the six months ended March 31, 2023 and 2022 was $2.6 million and $13.9 million, respectively.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Six months ended March 31,
	2023	2022
Weighted average per option grant date fair value	$19.92	$10.23
Assumptions used for option grants:
Risk free interest rate minimum	3.77% - 3.98%	1.25% - 1.82%
Expected term	6.00 years	6.00 years
Expected volatility minimum	46%	45% - 46%
Weighted average volatility	46%	46%
Expected dividend yield	—	—
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
As of March 31, 2023, the total unrecognized compensation cost related to non-vested stock options was $6.5 million and the related weighted average period over which it is expected to be recognized is approximately 1.9 years.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units and performance stock units as of March 31, 2023 and changes during the six months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested on September 30, 2022	742	$19.14	27	$22.69
Granted	440	40.41	113	40.66
Vested	(258)	17.42	(5)	22.93
Canceled	(32)	26.51	—	—
Nonvested on March 31, 2023	892	$29.86	135	$37.72
As of March 31, 2023, the total unrecognized compensation cost related to non-vested stock units was $27.9 million. The related weighted average period over which this cost is expected to be recognized is approximately 2.3 years.

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
Forward-Looking Statements
This discussion contains forward-looking statements that are based on management's current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "assume," "believe," "anticipate," "intend," "estimate," "target," "may," "will," "expect," "plan," "potential," "project," "should," or "continue," or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to the ongoing supply chain and transportation challenges impacting businesses globally, the ongoing COVID-19 pandemic and efforts to mitigate the same, risks related to ongoing inflationary pressures and the monetary policies of governments globally as well as present concerns about a potential recession and the ability of companies like us to operate a global business in such conditions, risks arising from the present war in Ukraine, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions, our ability to defend or settle satisfactorily any litigation such as, but not limited to, claims regarding intellectual property infringement that we face from time to time, uncertainty in global economic conditions and economic conditions within particular regions of the world which could negatively affect product demand and the financial solvency of customers and suppliers, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, risks related to cybersecurity events, the potential for issues repaying outstanding debt if we experience a downturn in our business or encounter unexpected liabilities, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
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
Our IoT Products & Services segment offers products and services that help OEMs, enterprise and government customers create and deploy secure IoT connectivity solutions. From embedded and wireless modules to console servers as well as enterprise and industrial routers, we provide a wide variety of communication sub-assemblies and finished products to meet our customers' IoT communication requirements. In addition, this segment provides our customers with a device management platform and other professional services to enable customers to capture and manage data from devices connected to networks.
Our IoT Solutions segment primarily consists of our Managed Network-as-a-Service (“MNaaS”) business acquired last year via our acquisition of Ventus Wireless, LLC and affiliated entities (“Ventus”) and our SmartSense by Digi® business. Ventus is a leader in the provision of MNaaS solutions that simplify the complexity of enterprise wide area network (“WAN”) connectivity for customers. The Ventus portfolio includes cellular wireless and fixed line WAN solutions for an array of connectivity applications in banking, healthcare, retail, gaming, hospitality and other sectors. SmartSense offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions are focused on the following vertical markets: food service, healthcare (primarily pharmacies and hospitals) and supply chain.
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
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the second quarter of fiscal 2023 that we feel are most important in these evaluations, with comparisons to the second quarter of fiscal 2022:
•Consolidated revenue was $111 million, an increase of 17%.
•Gross profit margin was 56.6% versus 54.9%. Gross profit margin excluding amortization was 57.4% compared to 56.3%.
•Diluted earnings per share was $0.16, compared to $0.08, an increase of 100%.
•Adjusted net income and adjusted net income per share was $18.2 million, or $0.50 per diluted share, compared to $14.5 million, or $0.41 per diluted share, an increase of 22%.
•Adjusted EBITDA was $24 million, an increase of 22%.
•ARR was $99 million at quarter end, an increase of 10%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2023		2022		(decr.)	2023		2022		(decr.)
Revenue	$111,144	100.0%	$94,713	100.0%	17.3%	$220,450	100.0%	$178,970	100.0%	23.2%
Cost of sales	48,272	43.4	42,729	45.1	13.0	96,057	43.6	79,105	44.2	21.4
Gross profit	62,872	56.6	51,984	54.9	20.9	124,393	56.4	99,865	55.8	24.6
Operating expenses	50,697	45.6	44,420	46.9	14.1	100,255	45.5	88,502	49.5	13.3
Operating income	12,175	11.0	7,564	7.9	61.0	24,138	10.9	11,363	6.3	112.4
Other expense, net	(6,346)	(5.7)	(4,324)	(4.6)	46.8	(12,300)	(5.6)	(9,324)	(5.2)	31.9
Income before income taxes	5,829	5.2	3,240	3.4	79.9	11,838	5.4	2,039	1.1	480.6
Income tax expense (benefit)	(70)	(0.1)	393	0.4	NM	160	0.1	(1,995)	(1.1)	NM
Net income	$5,899	5.3%	$2,847	3.0%	107.2%	$11,678	5.3%	$4,034	2.3%	189.5%
NM means not meaningful

REVENUE BY SEGMENT

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2023		2022		(decr.)	2023		2022		(decr.)
Revenue
IoT Products & Services	$85,893	77.3%	$71,370	75.4%	20.3%	$170,235	77.2%	$137,114	76.6%	24.2%
IoT Solutions	25,251	22.7	23,343	24.6	8.2	50,215	22.8	41,856	23.4	20.0
Total revenue	$111,144	100.0%	$94,713	100.0%	17.3%	$220,450	100.0%	$178,970	100.0%	23.2%
ARR
ARR was $99 million as of March 31, 2023, compared to $90 million as of March 31, 2022. IoT Products & Services ARR was $17 million as of March 31, 2023, compared to $14 million as of March 31, 2022. IoT Solutions ARR was over $82 million as of March 31, 2023, compared to $76 million as of March 31, 2022.
IoT Products & Services
IoT Products & Services revenue increased 20.3% for the three months ended March 31, 2023, as compared to the same period in the prior fiscal year. IoT Products & Services revenue increased 24.2% for the six months ended March 31, 2023, as compared to the same period in the prior fiscal year. These increases are attributable to growth in each of our product lines.
IoT Solutions
IoT Solutions revenue increased 8.2% for the three months ended March 31, 2023, as compared to the same period in the prior fiscal year. IoT Solutions revenue increased 20.0% for the six months ended March 31, 2023, as compared to the same period in the prior fiscal year. These increases are primarily a result of increased sales of both SmartSense and Ventus offerings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT
Below are our segments' cost of goods sold and gross profit as a percentage of their respective total revenue:

	Three months ended March 31,				Basis point	Six months ended March 31,				Basis point
($ in thousands)	2023		2022		inc. (decr.)	2023		2022		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$38,776	45.1%	$32,909	46.1%	(100)	$77,097	45.3%	$62,978	45.9%	(60)
IoT Solutions	9,496	37.6%	9,820	42.1%	(450)	18,960	37.8%	16,127	38.5%	(70)
Total cost of goods sold	$48,272	43.4%	$42,729	45.1%	(170)	$96,057	43.6%	$79,105	44.2%	(60)

	Three months ended March 31,				Basis point	Six months ended March 31,				Basis point
($ in thousands)	2023		2022		inc. (decr.)	2023		2022		inc. (decr.)
Gross Profit
IoT Products & Services	$47,117	54.9%	$38,461	53.9%	100	$93,138	54.7%	$74,136	54.1%	60
IoT Solutions	15,755	62.4%	13,523	57.9%	450	31,255	62.2%	25,729	61.5%	70
Total gross profit	$62,872	56.6%	$51,984	54.9%	170	$124,393	56.4%	$99,865	55.8%	60
IoT Product & Services
IoT Products & Services gross profit margin increased 100 basis points for the three months ended March 31, 2023 as compared to the same period in the prior fiscal year. IoT Products & Services gross profit margin increased 60 basis points for the six months ended March 31, 2023 as compared to the same period in the prior fiscal year. These increases were primarily a result of changes in product and customer mix.
IoT Solutions
The IoT Solutions gross profit margin increased 450 basis points for the three months ended March 31, 2023 as compared to the same period in the prior fiscal year. This increase primarily was a result of changes in product and customer mix.
The IoT Solutions gross profit margin increased 70 basis points for the six months ended March 31, 2023 as compared to the same period in the prior fiscal year. This increase primarily was a result of changes in product and customer mix partially offset by increased expenses for inventory reserves.
OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended March 31,				$	%	Six months ended March 31,				$	%
($ in thousands)	2023		2022		incr. (decr.)	incr. (decr.)	2023		2022		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$20,341	18.3%	$17,776	18.8%	$2,565	14.4	$39,447	17.9%	$33,095	18.5%	$6,352	19.2%
Research and development	15,155	13.6	13,819	14.6	1,336	9.7	29,249	13.3	27,231	15.2	2,018	7.4
General and administrative	15,201	13.7	12,825	13.5	2,376	18.5	31,559	14.3	28,176	15.7	3,383	12.0
Total operating expenses	$50,697	45.6%	$44,420	46.9%	$6,277	14.1	$100,255	45.5%	$88,502	49.5%	$11,753	13.3%
The $6.3 million increase in operating expenses in the second quarter of fiscal 2023 from the second quarter of fiscal 2022 was the result of incremental operating expenses, primarily from investments in SmartSense. The $11.8 million increase in operating expenses in the first half of fiscal 2023 from the first half of fiscal 2022 primarily was the result of incremental operating expenses, primarily from the acquisition of Ventus and investments in SmartSense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING INCOME

	Three months ended March 31,		$		%	Six months ended March 31,		$	%
($ in thousands)	2023	2022	incr. (decr.)		incr. (decr.)	2023	2022	incr. (decr.)	incr. (decr.)
Operating Income (Loss)
IoT Products & Services	$12,965	$9,049	$3,916	0.432755000552547	43.3	$25,648	$13,165	$12,483	94.8
IoT Solutions	(790)	(1,485)	$695	-0.468013468013468	(46.8)	(1,510)	(1,802)	$292	(16.2)
Total gross profit	$12,175	$7,564	$4,611		61.0	$24,138	$11,363	$12,775	112.4
Drivers for the changes in operating income for the periods presented are described above in the revenue, gross profit and operating expenses details.
OTHER EXPENSE, NET
Below are our other expenses, net and other expenses, net as a percentage of total revenue:

	Three months ended March 31,				$	%	Six months ended March 31,				$	%
($ in thousands)	2023		2022		incr. (decr.)	incr. (decr.)	2023		2022		incr. (decr.)	incr. (decr.)
Other expense, net
Interest expense, net	(6,393)	(5.8)%	(4,463)	(4.7)%	(1,930)	43.2	(12,364)	(5.6)%	(9,361)	(5.2)%	(3,003)	32.1
Other expense, net	47	0.1%	139	0.1%	(92)	NM	64	—%	37	—%	27	NM
Total other expense, net	$(6,346)	(5.7)%	$(4,324)	(4.6)%	$(2,022)	46.8	$(12,300)	(5.6)%	$(9,324)	(5.2)%	$(2,976)	31.9
NM means not meaningful
Other expense, net, increased $2.0 million for the three months ended March 31, 2023, as compared to the same period in the prior fiscal year. Other expense, net, increased $3.0 million for the six months ended March 31, 2023, as compared to the same period in the prior fiscal year. The increases were primarily a result of an increase in our interest expense due to an increase in our effective interest rate (see Note 7 to the condensed consolidated financial statements).
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
Below are reconciliations from GAAP to non-GAAP information that we feel is important to our business:
Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended March 31,				Six months ended March 31,
	2023		2022		2023		2022
		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$111,144	100.0%	$94,713	100.0%	$220,450	100.0%	$178,970	100.0%

Net income	$5,899		$2,847		$11,678		$4,034
Interest expense, net	6,393		4,463		12,364		9,361
Income tax expense (benefit)	(70)		393		160		(1,995)
Depreciation and amortization	7,846		8,784		15,958		16,646
Stock-based compensation	3,465		2,242		6,333		4,259
Restructuring charge	23		—		46		109
Acquisition expense	307		796		688		4,081
Adjusted EBITDA	$23,863	21.5%	$19,525	20.6%	$47,227	21.4%	$36,495	20.4%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended March 31,				Six months ended March 31,
	2023		2022		2023		2022
Net income and net income per diluted share	$5,899	$0.16	$2,847	$0.08	$11,678	$0.32	$4,034	$0.11
Amortization	6,251	0.17	7,045	0.20	12,714	0.35	13,354	0.37
Stock-based compensation	3,465	0.09	2,242	0.06	6,333	0.17	4,259	0.12
Other non-operating income	(47)	—	(139)	—	(64)	—	(37)	—
Acquisition expense	307	0.01	796	0.02	688	0.02	4,081	0.11
Restructuring charge	23	—	—	—	46	—	109	—
Interest expense, net	6,393	0.17	4,463	0.13	12,364	0.34	9,361	0.26
Tax effect from the above adjustments (1)	(4,626)	(0.12)	(2,760)	(0.08)	(9,495)	(0.27)	(5,766)	(0.16)
Discrete tax expenses (benefits) (2)	557	0.02	(15)	—	1,749	0.05	(2,190)	(0.05)
Adjusted net income and adjusted net income per diluted share (3)	$18,222	$0.50	$14,479	$0.41	$36,013	$0.98	$27,205	$0.76
Diluted weighted average common shares		36,730		35,608		36,821		35,710
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2023 and fiscal 2022 based on adjusted net income.
(2)For the three and six months ended March 31, 2023 and 2022, discrete tax expenses (benefits) primarily are a result of changes in excess tax benefits recognized on stock compensation.
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
On December 2, 2021, we entered into a third amended and restated credit agreement. Digi refinanced the Term Loan Facility and Revolving Loan Facility under its existing credit agreement entered into on November 1, 2021, but did not receive any additional proceeds from nor modify the amounts of any facilities or subfacilities contained within that credit agreement. The credit agreement consists of a $350 million term loan B secured loan and a $35 million revolving credit facility. The $35 million revolving credit facility, which presently has no outstanding balance, includes a $10 million letter of credit subfacility and $10 million swingline subfacility. During the first quarter of fiscal 2022, we repaid all outstanding balances under the credit facility entered into on March 21, 2021. As of March 31, 2023, $35.0 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 7 to our condensed consolidated financial statements.
We expect positive cash flows from operations for the foreseeable future. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next 12 months and beyond.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Our condensed consolidated statements of cash flows for the six months ended March 31, 2023 and 2022 is summarized as follows:

	Six months ended March 31,
	2023	2022
($ in thousands)		Restated (1)
Operating activities	$9,607	$11,758
Investing activities	(2,855)	(349,186)
Financing activities	(10,187)	227,048
Effect of exchange rate changes on cash and cash equivalents	195	(666)
Net increase (decrease) in cash and cash equivalents	$(3,240)	$(111,046)
(1)We have restated the condensed consolidated statement of cash flows for the six months ended March 31, 2022. For additional information, see Note 2 to our condensed consolidated financial statements.
Cash flows from operating activities decreased $2.2 million primarily as a result of:
•an increase in operating assets and liabilities (net of acquisitions) in the six months ended March 31, 2023 of $22.7 million compared to an increase of $18.5 million in the six months ended March 31, 2022, and
•decreases in the provisions for deferred income tax and amortization expense.
These changes were partially offset by:
•increases in net income and stock-based compensation expense.
Cash flows used in investing activities decreased $346.3 million primarily as a result of:
•no amounts used for the acquisition of businesses in the six months ended March 31, 2023 compared to $347.5 million used for acquisitions in the six months ended March 31, 2022, primarily related to our November 2021 acquisition of Ventus.
This change was partially offset by:
•a $1.3 million increase in purchases of property, equipment, improvements and certain other intangible assets.
Cash flows from financing activities decreased $237.2 million primarily as a result of:
•no proceeds from debt in the fiscal half of 2023 compared to $350.0 million in proceeds from the Term Loan issued in the first fiscal half of 2022, and
•a $3.4 million decrease in proceeds from stock issuances.
These changes were partially offset by:
•debt payments of $9.4 million in the first fiscal half of 2023 compared to $109.4 million in 2022 (see Note 7 to the condensed consolidated financial statements),
•a decrease of $13.4 million in debt issuance cost payments, and
•a $2.8 million decrease in taxes paid for net share settlements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at March 31, 2023:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$22,256	$4,010	$9,623	$5,699	$2,924
Term Loan	240,625	17,500	35,000	35,000	153,125
Interest on long-term debt	106,466	23,412	40,894	33,646	8,514
Total	$369,347	$44,922	$85,517	$74,345	$164,563
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.7 million as of March 31, 2023. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information on new accounting pronouncements, see Note 1 to our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of March 31, 2023, we had $240.6 million outstanding under our Term Loan. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to LIBOR with a floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if LIBOR is no longer available) plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.5%, or the one-month LIBOR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00 to 3.75% for LIBOR loans and 3.00 to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. Digi bases the interest period election on an assessment of the interest rate environment conducted on a monthly basis. Digi presently expects to continue to elect a one month interest period, unless conditions change. Based on the balance sheet position for the Revolving Loan at March 31, 2023, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.6 million. For additional information, see Note 7 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.
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
A 10% change in the average exchange rate for the Euro, British Pound, Australian Dollar and Canadian Dollar to the U.S. Dollar during the first six months of fiscal 2023 would have resulted in a 1.0% increase or decrease in stockholders' equity due to foreign currency translation.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosure set forth in Note 13 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2022.
Certain parts of our business are subject to customer concentrations.
Several of our acquired businesses historically have depended on relationships with one or a small number of customers or have a significant number of customers that are from particular industries. Any disruption in their business with those customers, whether as a result of changes in demand for the customer’s services, adverse changes in the customer’s industry generally or other challenges in securing or renewing contracts, could have an adverse impact on our business, results of operations, financial condition and prospects.
For example, we acquired Accelerated in fiscal 2018. Although Accelerated has many customers, its business historically has been highly dependent on its relationship with a single telecommunications carrier customer.
We acquired Opengear in fiscal 2019. Although Opengear has many customers, its business historically has been significantly concentrated on its relationships with a few large customers.
We acquired Ventus in fiscal 2022. Although Ventus has many customers, its business historically has been significantly concentrated on its relationships with fewer than twenty customers and it also serves a significant number of customers in the financial and gaming terminal industries. Likewise, our SmartSense business services a significant number of customers in the pharmaceutical, medical facility and retail food industries. Both Ventus and SmartSense produce significant ARR. Any disruption or difficulties in any of the industries these businesses serve could have an adverse impact on our business, results of operations (including, but not limited to, ARR), financial condition and prospects.
In addition, some larger customers may demand discounts and rebates. As a result, our future revenue opportunities with these customers may be limited, and we may face pricing pressures, which in turn could adversely impact our gross margin and our profitability. The loss of, reduction in, or pricing discounts associated with orders from key customers may significantly reduce our revenue and harm our business. Furthermore, delays in payment and/or extended payment terms from larger customers could have a disproportionate and material negative impact on our cash flows and working capital to support our business operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of fiscal 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2023 - January 31, 2023	—	$—	—	$—
February 1, 2023 - February 28, 2023	19,034	$35.24	—	$—
March 1, 2023 - March 31, 2023	—	$—	—	$—
	19,034	$35.24	—	$—
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

101
The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2023, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.
Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2023 is formatted in iXBRL (included in Exhibit 101).
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

DIGI INTERNATIONAL INC.
Date:	May 5, 2023	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)