Form 10-Q
period 2023-06-30
DIGI INTERNATIONAL INC
filed 2023-08-04
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 26, 2023, there were 35,969,438 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Revenue:
Product	$81,714	$77,627	$247,288	$210,592
Service	30,522	25,890	85,398	71,895
Total revenue	112,236	103,517	332,686	282,487
Cost of sales:
Cost of product	40,650	38,435	120,480	102,157
Cost of service	6,814	6,352	20,985	19,043
Amortization	953	1,304	3,009	3,996
Total cost of sales	48,417	46,091	144,474	125,196
Gross profit	63,819	57,426	188,212	157,291
Operating expenses:
Sales and marketing	20,974	18,230	60,421	51,325
Research and development	14,945	13,968	44,194	41,199
General and administrative	15,424	15,254	46,983	43,430
Total operating expenses	51,343	47,452	151,598	135,954
Operating income	12,476	9,974	36,614	21,337
Other expense, net:
Interest expense, net	(6,603)	(5,296)	(18,967)	(14,657)
Other income (expense), net	15	(96)	79	(59)
Total other expense, net	(6,588)	(5,392)	(18,888)	(14,716)
Income before income taxes	5,888	4,582	17,726	6,621
Income tax provision (benefit)	(839)	456	(679)	(1,539)
Net income	$6,727	$4,126	$18,405	$8,160

Net income per common share:
Basic	$0.19	$0.12	$0.51	$0.23
Diluted	$0.18	$0.12	$0.50	$0.23
Weighted average common shares:
Basic	35,889	35,131	35,761	34,900
Diluted	36,817	35,740	36,838	35,740

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$6,727	$4,126	$18,405	$8,160
Other comprehensive (loss) income:
Foreign currency translation adjustment	(109)	(1,359)	1,358	(1,519)
Other comprehensive (loss) income	(109)	(1,359)	1,358	(1,519)
Comprehensive income	$6,618	$2,767	$19,763	$6,641

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2023	September 30, 2022
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$29,580	$34,900
Accounts receivable, net	47,964	50,450
Inventories	83,605	73,223
Income taxes receivable	2,751	3,764
Other current assets	3,454	3,871
Total current assets	167,354	166,208
Property, equipment and improvements, net	29,590	27,594
Intangible assets, net	283,288	302,064
Goodwill	342,292	340,477
Operating lease right-of-use assets	13,643	15,299
Other non-current assets	3,893	2,253
Total assets	$840,060	$853,895
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$15,523	$15,523
Accounts payable	21,503	32,373
Accrued compensation	15,665	14,576
Unearned revenue	24,164	19,803
Current portion of operating lease liabilities	3,431	3,196
Other current liabilities	8,733	11,036
Total current liabilities	89,019	96,507
Income taxes payable	1,866	2,441
Deferred tax liabilities	3,171	9,666
Long-term debt	194,556	222,448
Operating lease liabilities	14,793	16,978
Other non-current liabilities	5,072	4,342
Total liabilities	308,477	352,382
Commitments and Contingencies (See Note 13)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 42,408,154 and 41,950,732 shares issued	424	420
Additional paid-in capital	398,845	385,244
Retained earnings	218,480	200,075
Accumulated other comprehensive loss	(24,696)	(26,054)
Treasury stock, at cost, 6,451,904 and 6,412,812 shares	(61,470)	(58,172)
Total stockholders' equity	531,583	501,513
Total liabilities and stockholders' equity	$840,060	$853,895

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2023	2022
		(Restated) (1)
	(in thousands)
Operating activities:
Net income	$18,405	$8,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	4,997	4,993
Amortization	20,449	23,638
Stock-based compensation	9,852	6,402
Deferred income tax (benefit) provision	(6,495)	2,363
Other	(2,098)	1,045
Changes in operating assets and liabilities (net of acquisitions)	(17,306)	(15,385)
Net cash provided by operating activities	27,804	31,216
Investing activities:
Acquisition of businesses, net of cash acquired	—	(347,553)
Purchase of property, equipment, improvements and certain other intangible assets	(3,842)	(4,218)
Net cash used in investing activities	(3,842)	(351,771)
Financing activities:
Proceeds from long-term debt	—	350,000
Payments of debt issuance costs	—	(13,443)
Payments on long-term debt	(29,375)	(129,369)
Proceeds from stock option plan transactions	2,616	6,739
Proceeds from employee stock purchase plan transactions	1,689	1,100
Taxes paid for net share settlement of share-based payment options and awards	(3,850)	(6,476)
Net cash (used in) provided by financing activities	(28,920)	208,551
Effect of exchange rate changes on cash and cash equivalents	(362)	1,087
Net decrease in cash and cash equivalents	(5,320)	(110,917)
Cash and cash equivalents, beginning of period	34,900	152,432
Cash and cash equivalents, end of period	$29,580	$41,515

Supplemental disclosures of cash flow information:
Interest paid	$20,519	$9,415
Income taxes paid, net	4,666	4,666
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	(3,175)	(1,742)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(157)	$(69)
(1) As described in Note 2 to these condensed consolidated financial statements, we have restated the condensed consolidated statements of cash flows for the nine months ended June 30, 2022.
The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Equity
Balances, March 31, 2022	41,525	$415	6,447	$(58,310)	$376,579	$184,726	$(22,906)	$480,504
Net income	—	—	—	—	—	4,126	—	4,126
Other comprehensive loss	—	—	—	—	—	—	(1,359)	(1,359)
Employee stock purchase plan issuances	—	—	(23)	213	217	—	—	430
Taxes paid for net share settlement of share-based payment awards	—	—	3	(68)	—	—	—	(68)
Issuance of stock under stock award plans	152	2	—	—	1,144	—	—	1,146
Stock-based compensation expense	—	—	—	—	2,143	—	—	2,143
Balances, June 30, 2022	41,677	$417	6,427	$(58,165)	$380,083	$188,852	$(24,265)	$486,922

Balance on September 30, 2021	40,653	$407	6,391	$(56,535)	$370,699	$180,692	$(22,746)	$472,517
Net income	—	—	—	—	—	8,160	—	8,160
Other comprehensive loss	—	—	—	—	—	—	(1,519)	(1,519)
Employee stock purchase plan issuances	—	—	(60)	547	554	—	—	1,101
Taxes paid for net share settlement of share-based payment awards	—	—	96	(2,177)	(4,299)	—	—	(6,476)
Issuance of stock under stock award plans	1,024	10	—	—	6,727	—	—	6,737
Stock-based compensation expense	—	—	—	—	6,402	—	—	6,402
Balances, June 30, 2022	41,677	$417	6,427	$(58,165)	$380,083	$188,852	$(24,265)	$486,922

Balances, March 31, 2023	42,325	$423	6,464	$(61,446)	$394,036	$211,753	$(24,587)	$520,179
Net income	—	—	—	—	—	6,727	—	6,727
Other comprehensive loss	—	—	—	—	—	—	(109)	(109)
Employee stock purchase plan issuances	—	—	(18)	173	347	—	—	520
Taxes paid for net share settlement of share-based payment options and awards	—	—	6	(197)	—	—	—	(197)
Issuance of stock under stock award plans	83	1	—	—	943	—	—	944
Stock-based compensation expense	—	—	—	—	3,519	—	—	3,519
Balances, June 30, 2023	42,408	$424	6,452	$(61,470)	$398,845	$218,480	$(24,696)	$531,583

Balances, September 30, 2022	41,950	$420	6,413	$(58,172)	$385,244	$200,075	$(26,054)	$501,513
Net income	—	—	—	—	—	18,405	—	18,405
Other comprehensive income	—	—	—	—	—	—	1,358	1,358
Employee stock purchase plan issuances	—	—	(58)	553	1,137	—	—	1,690
Taxes paid for net share settlement of share-based payment awards	—	—	97	(3,851)	—	—	—	(3,851)
Issuance of stock under stock award plans	458	4	—	—	2,612	—	—	2,616
Stock-based compensation expense	—	—	—	—	9,852	—	—	9,852
Balances, June 30, 2023	42,408	$424	6,452	$(61,470)	$398,845	$218,480	$(24,696)	$531,583
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
2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Our condensed consolidated statement of cash flows for the nine months ended June 30, 2022 has been restated for errors made with regard to the cash flow classification of debt issuance costs and debt issuance cost amortization.
Immaterial Correction of Prior Period Financial Statements
Subsequent to the issuance of the Company's financial statements for the quarter ended June 30, 2022, the Company made certain corrections in the condensed consolidated statements of cash flows related to the debt issuance costs associated with our second and third amended and restated credit agreement entered into in November and December 2021, respectively. We corrected $13.4 million of debt issuance cost previously recorded within changes in operating assets and liabilities (net of acquisitions) within the operating activities and correctly presented the cash outflows as payments of debt issuance costs within financing activities. We also corrected $3.2 million of amortization of debt issuance costs previously included in payments on long-term debt within financing activities and changes in operating assets and liabilities (net of acquisitions) within operating activities to amortization within operating activities. There was no impact to the condensed consolidated balance sheets, condensed consolidated statements of operations or condensed consolidated statements of comprehensive income as a result of these corrections. The Company determined that this restatement was not material to the condensed consolidated financial statements.

3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$6,727	$4,126	$18,405	$8,160

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	35,889	35,131	35,761	34,900
Effect of dilutive securities:
Stock options and restricted stock units	928	609	1,077	840
Denominator for diluted net income per common share — adjusted weighted average shares	36,817	35,740	36,838	35,740

Net income per common share, basic	$0.19	$0.12	$0.51	$0.23
Net income per common share, diluted	$0.18	$0.12	$0.50	$0.23
Digi excludes certain stock options and restricted stock unit awards that would have an anti-dilutive effect on our diluted net income per share calculation. For the three months ended June 30, 2023 and 2022, 599,957 and 939,101 shares outstanding were excluded, respectively. For the nine months ended June 30, 2023 and 2022, 477,521 and 778,573 shares outstanding were excluded, respectively.
4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	June 30, 2023	September 30, 2022
Accounts receivable, net:
Accounts receivable	$54,362	$58,967
Less allowance for credit losses	2,173	3,285
Less reserve for future credit returns and pricing adjustments	4,225	5,232
Accounts receivable, net	$47,964	$50,450
Inventories:
Raw materials	$34,015	$39,189
Work in process	100	592
Finished goods	49,490	33,442
Inventories	$83,605	$73,223
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
There were no assets or liabilities that are measured at fair value on a recurring basis as of June 30, 2023 or September 30, 2022.

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
In connection with our acquisition of Haxiot, Inc. ("Haxiot") in March 2021, we agreed to make contingent earn-out payments, based upon certain revenue thresholds. The fair value of the remaining liability for contingent consideration for the acquisition of Haxiot was $0.0 million at June 30, 2023 and September 30, 2022.
In connection with our acquisition of Ctek, Inc. ("Ctek") in July 2021, we agreed to make contingent earn-out payments, based upon certain revenue thresholds. The fair value of the remaining liability for contingent consideration for the acquisition of Ctek was $0.0 million at June 30, 2023 and September 30, 2022.
The change in fair value of contingent consideration reflects our estimates of the probabilities of achieving the relevant targets and is discounted based on our estimated discount rate. The fair value of the contingent consideration at June 30, 2023 is based on the probability of achieving the specified revenue thresholds for Ctek. As of June 30, 2023, contingent consideration associated with Ctek remains subject to future performance through December 31, 2023.
6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	June 30, 2023			September 30, 2022
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$85,080	$(58,927)	$26,153	$85,016	$(55,854)	$29,162
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	39,903	(19,344)	20,559	39,711	(17,666)	22,045
Customer relationships	309,241	(72,665)	236,576	309,212	(58,355)	250,857
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(1,000)	—
Total	$435,936	$(152,648)	$283,288	$435,651	$(133,587)	$302,064

Amortization expense was $6.3 million and $7.0 million for the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $19.0 million and $20.4 million for the nine months ended June 30, 2023 and 2022, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2023 and the five succeeding fiscal years is (in thousands):

2023 (three months)	$7,142
2024	25,238
2025	21,782
2026	20,593
2027	20,593
2028	20,411

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Nine months ended June 30, 2023
	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2022	$172,931	$167,546	$340,477
Foreign currency translation adjustment	1,815	—	1,815
Balance on June 30, 2023	$174,746	$167,546	$342,292
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to have two reportable segments, IoT Products & Services and IoT Solutions (see Note 8). Our IoT Products & Services segment is structured to include four reporting units, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Following our acquisition of Ventus in November 2021, we have two reporting units within IoT Solutions: SmartSense and Ventus. Each of these segments was tested individually for impairment during our annual impairment test completed in the third fiscal quarter of fiscal 2023.

Assumptions and estimates to determine fair values under the income and market approaches are complex and often subjective. They can be affected by a variety of factors. These include external factors such as industry and economic trends. They also include internal factors such as changes in our business strategy and our internal forecasts. Changes in circumstances or a potential event could affect the estimated fair values negatively. If our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units within either of our segments, we may be required to record future impairment charges for goodwill.
Results of our Fiscal 2023 Annual Impairment Test
As of June 30, 2023, we had a total of $32.7 million of goodwill for the Enterprise Routers reporting unit, $57.1 million of goodwill for the Console Servers reporting unit, $64.6 million of goodwill for the OEM Solutions reporting unit, $20.4 million of goodwill for the Infrastructure Management reporting unit, $48.9 million of goodwill for the SmartSense reporting unit and $118.6 million of goodwill for the Ventus reporting unit. At June 30, 2023, the fair value of goodwill exceeded the carrying value for all six reporting units and no impairment was recorded.
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

7. INDEBTEDNESS (CONTINUED)
Following the December amendment, borrowings under the Term Loan Facility bear interest at a rate per annum equal to LIBOR with a floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if LIBOR is no longer available) plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.50%, or the one-month LIBOR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00% to 3.75% for LIBOR loans and 3.00% to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder, which is also reported in interest expense. Digi elected an interest period of one month for the months of December 2021 through April 2022 and a period of six months effective May 1, 2022. Following the expiration of the election on October 31, 2022, Digi elected an interest period of one month, effective on November 1, 2022 and has elected the same periods each subsequent month. Following the discontinuation of LIBOR on June 30, 2023, borrowings under the Term Loan Facility will be subject to the Secured Overnight Financing Rate (SOFR). Our weighted average interest rate for our Term Loan Facility as of June 30, 2023 was 10.16%. Our weighted average Revolving Loan Facility commitment fee was 0.20% as of June 30, 2023.
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
The Term Loan is payable in quarterly installments, with the balance remaining due on November 2, 2028. The Revolving Loan is due in a lump sum payment at maturity on November 2, 2028, if any amounts are drawn. The fair value of the Term Loan and Revolving Loan approximated carrying value at June 30, 2023.
Digi made early payments against the term loan of $16.3 million and $81.3 million in nine months ended June 30, 2023 and 2022, respectively.
The following table is a summary of our long-term indebtedness at June 30, 2023 and September 30, 2022 (in thousands):

	Balance on June 30, 2023	Balance on September 30, 2022
Term loan	$220,625	$250,000
Less unamortized issuance costs	(10,546)	(12,029)
Less current maturities of long-term debt	(15,523)	(15,523)
Total long-term debt, net of current portion	$194,556	$222,448
The following table is a summary of future maturities of our aggregate long-term debt at June 30, 2023 (in thousands):

Fiscal year	Amount
2023 (three months)	$4,375
2024	17,500
2025	17,500
2026	17,500
2027	17,500
2028	146,250
Total long-term debt	$220,625

Covenants and Security Interest
The agreements governing the Revolving Loan Facility contain a number of covenants. Among other provisions, these covenants require us to maintain a certain financial ratio (net leverage ratio and minimum fixed charge ratio). At June 30, 2023, we had no amounts drawn on the Revolving Loan Facility. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.

8. SEGMENT INFORMATION
We have two reportable segments: IoT Products & Services and IoT Solutions. IoT Products & Services is structured to include four operating segments, each with a segment manager. These four operating segments are:
•Cellular Routers - box devices (fully enclosed) that provide connectivity typically in a place where the device can be plugged in exclusively using cellular communications;
•Console Servers - similar to cellular routers except they are exclusively for edge computing installations and data center applications (also exclusively using cellular communications);
•OEM Solutions - Original Equipment Manufacturers ("OEM") will be a chip, rather than a boxed device. This can come in the form of a stand-alone module or from a systems-on-module ("SOM"). While cellular connectivity is used, other communication protocols can be used such as Zigbee, Bluetooth or Radio-Frequency ("RF") based on application; and
•Infrastructure Management - includes battery operated, cellular enabled connect sensors as well as other types of console server applications that are more Digi Accelerated Linux ("DAL") based than Console Servers. This operating segment has some products that do not use cellular communications, but a large part of this segment does use cellular communications.
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
Summary operating results for each of our segments were (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Revenue
IoT Products & Services	$87,358	$79,758	$257,593	$216,872
IoT Solutions	24,878	23,759	75,093	65,615
Total revenue	$112,236	$103,517	$332,686	$282,487
Gross Profit
IoT Products & Services	$47,229	$42,643	$140,367	$116,779
IoT Solutions	16,590	14,783	47,845	40,512
Total gross profit	$63,819	$57,426	$188,212	$157,291
Operating Income (Loss)
IoT Products & Services	$12,096	$10,881	$37,744	$24,046
IoT Solutions	380	(907)	(1,130)	(2,709)
Total operating income	$12,476	$9,974	$36,614	$21,337
Depreciation and Amortization
IoT Products & Services	$3,108	$3,471	$9,446	$10,633
IoT Solutions	4,896	5,276	14,516	14,760
Total depreciation and amortization	$8,004	$8,747	$23,962	$25,393

8. SEGMENT INFORMATION (CONTINUED)
Total expended for property, plant and equipment was (in thousands):

	Nine months ended June 30,
	2023	2022
IoT Products & Services	$362	$1,722
IoT Solutions*	3,291	2,496
Total expended for property, plant and equipment	$3,653	$4,218
* Excluded from these amounts are $3,175 and $1,742 of transfers of inventory to property plant and equipment for subscriber assets for the nine months ended June 30, 2023 and 2022, respectively.
Total assets for each of our segments were (in thousands):

	June 30, 2023	September 30, 2022
IoT Products & Services	$387,371	$390,128
IoT Solutions	423,109	428,867
Unallocated*	29,580	34,900
Total assets	$840,060	$853,895
*Unallocated consists of cash and cash equivalents.
9. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
North America, primarily the United States	$82,953	$83,282	$244,227	$223,315
Europe, Middle East & Africa	16,352	12,265	52,643	37,139
Rest of world	12,931	7,970	35,816	22,033
Total revenue	$112,236	$103,517	$332,686	$282,487
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Transferred at a point in time	$86,393	$80,858	$258,967	$220,049
Transferred over time	25,843	22,659	73,719	62,438
Total revenue	$112,236	$103,517	$332,686	$282,487
Contract Balances
Contract Related Assets
Our contract related assets consist of subscriber assets. Subscriber assets are equipment that we provide to customers pursuant to subscription-based contracts.  In these cases, we retain the ownership of the equipment a customer uses and charge the customer subscription fees to receive our end-to-end solutions. The total net book value of subscriber assets of $16.9 million and $16.5 million as of June 30, 2023 and September 30, 2022, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $1.0 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense for these subscriber assets was $2.8 million and $2.3 million for the nine months ended June 30, 2023 and 2022, respectively. We depreciate the cost of this equipment over its useful life.

9. REVENUE (CONTINUED)
Contract Assets
Contract assets at Digi consist of products and services that have been fulfilled, but for which revenue has not yet been recognized. Our contract asset balances were immaterial as of June 30, 2023 and September 30, 2022.
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
Our contract liabilities were $26.5 million and $22.6 million at June 30, 2023 and 2022, respectively.
Of the $25.7 million and $24.8 million balances as of March 31, 2023 and 2022, Digi recognized $6.7 million and $5.4 million as revenue in the three months ended June 30, 2023 and 2022, respectively. Of the $21.6 million and $15.5 million balances as of September 30, 2022 and 2021, Digi recognized $18.9 million and $12.0 million as revenue in the nine months ended June 30, 2023 and 2022, respectively.
Remaining Performance Obligation
As of June 30, 2023, we had approximately $154.7 million of remaining performance obligations on contracts with an original duration of one year or more. We expect to recognize revenue on approximately $67.3 million of remaining performance obligations over the next 12 months. Revenue from the remaining performance obligations we expect to recognize over a range of two to five years.
10. INCOME TAXES
Our income tax benefit was $0.7 million for the nine months ended June 30, 2023. Included in this was a net tax benefit discretely related to the nine months ended June 30, 2023 of $2.9 million. This benefit primarily was the result of excess tax benefits recognized on stock compensation.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2022	$3,316
Decreases related to:
Expiration of statute of limitations	(649)
Prior year income tax positions	100
Unrecognized tax benefits as of June 30, 2023	$2,767
The total amount of unrecognized tax benefits at June 30, 2023 that, if recognized, would affect our effective tax rate was $2.7 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.3 million over the next 12 months.

11. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within other current liabilities:

	Balance at	Warranties	Settlements	Balance at
Period	March 31	issued	made	June 30
Three months ended June 30, 2023	$836	$135	$(117)	$854
Three months ended June 30, 2022	$690	$100	$(38)	$752

	Balance at	Warranties	Settlements	Balance at
Period	September 30	issued	made	June 30
Nine months ended June 30, 2023	$886	$303	$(335)	$854
Nine months ended June 30, 2022	$707	$295	$(250)	$752
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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	June 30, 2023	September 30, 2022
Assets
Operating leases	Operating lease right-of-use assets	$13,643	$15,299
Total lease assets		$13,643	$15,299

Liabilities
Operating leases	Current portion of operating lease liabilities	$3,431	$3,196
Operating leases	Operating lease liabilities	14,793	16,978
Total lease liabilities		$18,224	$20,174

12. LEASES (CONTINUED)
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$907	$954	$2,678	$2,836
Variable lease cost	361	287	1,013	828
Short-term lease cost	26	27	69	83
Total lease cost	$1,294	$1,268	$3,760	$3,747
In November 2021, Digi acquired $0.9 million in right of-use assets and assumed $0.9 million in lease liabilities from the acquisition of Ventus that are included in the balances at June 30, 2022. Digi acquired $0.1 million and $0.3 million in right-of-use assets in exchange for new operating lease liabilities in the three and nine months ended June 30, 2023, respectively.
At June 30, 2023, the weighted average remaining lease term of our operating leases was 6.7 years and the weighted average discount rate for these leases was 4.4%.
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2023 (in thousands):

Fiscal year	Amount
2023 (three months)	$1,131
2024	4,007
2025	3,537
2026	3,114
2027	2,042
2028	1,897
Thereafter	5,704
Total future undiscounted lease payments	21,432
Less imputed interest	(3,208)
Total reported lease liability	$18,224
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

14. STOCK-BASED COMPENSATION (CONTINUED)
As of June 30, 2023, there were approximately 2,325,333 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $2.6 million and $6.7 million for the nine months ended June 30, 2023 and 2022, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax withholding obligations are otherwise fulfilled by the employee paying cash to us for the withholding. During the nine months ended June 30, 2023 and 2022, our employees forfeited 97,171 shares and 96,860 shares, respectively, in order to satisfy respective withholding tax obligations of $3.9 million and $2.2 million, respectively.
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares that may be purchased under the ESPP to 3,425,000. ESPP contributions by employees were $1.7 million and $1.1 million for the nine months ended June 30, 2023 and 2022, respectively. Pursuant to the ESPP, 58,081 and 60,481 common shares were issued to employees during the nine months ended June 30, 2023 and 2022, respectively. Shares are issued under the ESPP from treasury stock. As of June 30, 2023, 494,767 common shares were available for future issuances under the ESPP.
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Cost of sales	$160	$125	$463	$342
Sales and marketing	1,089	660	3,012	1,828
Research and development	469	252	1,386	890
General and administrative	1,801	1,106	4,991	3,342
Stock-based compensation before income taxes	3,519	2,143	9,852	6,402
Income tax benefit	(760)	(460)	(2,096)	(1,360)
Stock-based compensation after income taxes	$2,759	$1,683	$7,756	$5,042
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance on September 30, 2022	1,790	$17.29
Granted	66	40.63
Exercised	(182)	22.77
Forfeited / Canceled	(34)	20.76
Balance on June 30, 2023	1,640	$18.43	4.1	$34,471

Exercisable on June 30, 2023	1,046	$15.99	3.5	$24,481
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $39.39 as of June 30, 2023, which would have been received by the option holders had all option holders exercised their options as of that date.

14. STOCK-BASED COMPENSATION (CONTINUED)
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the nine months ended June 30, 2023 and 2022 was $4.1 million and $15.6 million, respectively.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Nine months ended June 30,
	2023	2022
Weighted average per option grant date fair value	$19.88	$10.03
Assumptions used for option grants:
Risk free interest rate	3.50% - 3.98%	1.25% - 3.00%
Expected term	6.00 years	6.00 years
Expected volatility	46%	45% - 46%
Weighted average volatility	46%	46%
Expected dividend yield	—	—
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
As of June 30, 2023, the total unrecognized compensation cost related to non-vested stock options was $5.7 million and the related weighted average period over which it is expected to be recognized is approximately 1.6 years.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units and performance stock units as of June 30, 2023 and changes during the nine months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested on September 30, 2022	742	$19.14	27	$22.69
Granted	457	40.07	113	40.66
Vested	(276)	17.42	(5)	22.93
Canceled	(34)	26.69	—	—
Nonvested on June 30, 2023	889	$30.14	135	$37.72
As of June 30, 2023, the total unrecognized compensation cost related to non-vested stock units was $25.8 million. The related weighted average period over which this cost is expected to be recognized is approximately 2.1 years.

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
Forward-Looking Statements
This discussion contains forward-looking statements that are based on management’s current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "assume," "believe," "anticipate," "intend," "estimate," "target," "may," "will," "expect," "plan," "potential," "project," "should," or "continue," or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to the ongoing supply chain and transportation challenges impacting businesses globally, risks related to ongoing inflationary pressures around the world and the monetary policies of governments globally as well as present concerns about a potential recession and the ability of companies like us to operate a global business in such conditions as well as negative effects on product demand and the financial solvency of customers and suppliers in such conditions, risks arising from the present war in Ukraine, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions, our ability to defend or settle satisfactorily any litigation, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, those set forth in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2022, subsequent filings, as well as this filing on Form 10-Q and other filings, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING ESTIMATES
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

A description of our critical accounting estimates was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.
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
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the third quarter of fiscal 2023 that we feel are most important in these evaluations, with comparisons to the third quarter of fiscal 2022:
•Consolidated revenue was $112 million, an increase of 8%.
•Gross profit margin was 56.9%, an increase of 140 basis points. Gross profit margin excluding amortization was 57.7%, an increase of 100 basis points.
•Net income per diluted share was $0.18, compared to $0.12, an increase of 50%.
•Adjusted net income and adjusted net income per share was $18.5 million, or $0.50 per diluted share, compared to $15.9 million, or $0.45 per diluted share, an increase of 11%.
•Adjusted EBITDA was $24 million, an increase of 16%.
•ARR was $104 million at quarter end, an increase of 13%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2023		2022		(decr.)	2023		2022		(decr.)
Revenue	$112,236	100.0%	$103,517	100.0%	8.4%	$332,686	100.0%	$282,487	100.0%	17.8%
Cost of sales	48,417	43.1	46,091	44.5	5.0	144,474	43.4	125,196	44.3	15.4
Gross profit	63,819	56.9	57,426	55.5	11.1	188,212	56.6	157,291	55.7	19.7
Operating expenses	51,343	45.7	47,452	45.8	8.2	151,598	45.6	135,954	48.1	11.5
Operating income	12,476	11.1	9,974	9.6	25.1	36,614	11.0	21,337	7.6	71.6
Other expense, net	(6,588)	(5.9)	(5,392)	(5.2)	22.2	(18,888)	(5.7)	(14,716)	(5.2)	28.4
Income before income taxes	5,888	5.2	4,582	4.4	28.5	17,726	5.3	6,621	2.3	167.7
Income tax (benefit) expense	(839)	(0.7)	456	0.4	NM	(679)	(0.2)	(1,539)	(0.5)	NM
Net income	$6,727	6.0%	$4,126	4.0%	63.0%	$18,405	5.5%	$8,160	2.9%	125.6%
NM means not meaningful

REVENUE BY SEGMENT

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2023		2022		(decr.)	2023		2022		(decr.)
Revenue
IoT Products & Services	$87,358	77.8%	$79,758	77.0%	9.5%	$257,593	77.4%	$216,872	76.8%	18.8%
IoT Solutions	24,878	22.2	23,759	23.0	4.7	75,093	22.6	65,615	23.2	14.4
Total revenue	$112,236	100.0%	$103,517	100.0%	8.4%	$332,686	100.0%	$282,487	100.0%	17.8%
IoT Products & Services
IoT Products & Services revenue increased 9.5% for the three months ended June 30, 2023, as compared to the same period in the prior fiscal year. This increase is attributable to growth in our OEM & IM product lines. IoT Products & Services revenue increased 18.8% for the nine months ended June 30, 2023, as compared to the same period in the prior fiscal year. This increase is attributable to growth in each of our product lines.
IoT Solutions
IoT Solutions revenue increased 4.7% for the three months ended June 30, 2023, as compared to the same period in the prior fiscal year. This increase is primarily attributable to growth in SmartSense. IoT Solutions revenue increased 14.4% for the nine months ended June 30, 2023, as compared to the same period in the prior fiscal year. This increase is attributable to growth in each of our SmartSense and Ventus offerings, as well as fiscal 2022 results excluding October 2021 Ventus revenues that preceded the acquisition.
ARR
ARR was $104 million as of June 30, 2023, compared to $92 million as of June 30, 2022. IoT Products & Services ARR was $22 million as of June 30, 2023, compared to $15 million as of June 30, 2022. IoT Solutions ARR was over $82 million as of June 30, 2023, compared to $77 million as of June 30, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT
Below are our segments' cost of goods sold and gross profit as a percentage of their respective total revenue:

	Three months ended June 30,				Basis point	Nine months ended June 30,				Basis point
($ in thousands)	2023		2022		inc. (decr.)	2023		2022		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$40,129	45.9%	$37,115	46.5%	(60)	$117,226	45.5%	$100,093	46.2%	(70)
IoT Solutions	8,288	33.3%	8,976	37.8%	(450)	27,248	36.3%	25,103	38.3%	(200)
Total cost of goods sold	$48,417	43.1%	$46,091	44.5%	(140)	$144,474	43.4%	$125,196	44.3%	(90)

	Three months ended June 30,				Basis point	Nine months ended June 30,				Basis point
($ in thousands)	2023		2022		inc. (decr.)	2023		2022		inc. (decr.)
Gross Profit
IoT Products & Services	$47,229	54.1%	$42,643	53.5%	60	$140,367	54.5%	$116,779	53.8%	70
IoT Solutions	16,590	66.7%	14,783	62.2%	450	47,845	63.7%	40,512	61.7%	200
Total gross profit	$63,819	56.9%	$57,426	55.5%	140	$188,212	56.6%	$157,291	55.7%	90
IoT Product & Services
IoT Products & Services gross profit margin increased 60 basis points for the three months ended June 30, 2023 as compared to the same period in the prior fiscal year. IoT Products & Services gross profit margin increased 70 basis points for the nine months ended June 30, 2023 as compared to the same period in the prior fiscal year. These increases were primarily a result of changes in product and customer mix.
IoT Solutions
The IoT Solutions gross profit margin increased 450 basis points for the three months ended June 30, 2023 as compared to the same period in the prior fiscal year. This increase primarily was a result of changes in product and customer mix.
The IoT Solutions gross profit margin increased 200 basis points for the nine months ended June 30, 2023 as compared to the same period in the prior fiscal year. This increase primarily was a result of changes in product and customer mix partially offset by increased expenses for inventory reserves.
OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended June 30,				$	%	Nine months ended June 30,				$	%
($ in thousands)	2023		2022		incr. (decr.)	incr. (decr.)	2023		2022		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$20,974	18.7%	$18,230	17.6%	$2,744	15.1	$60,421	18.2%	$51,325	18.2%	$9,096	17.7%
Research and development	14,945	13.3	13,968	13.5	977	7.0	44,194	13.3	41,199	14.6	2,995	7.3
General and administrative	15,424	13.7	15,254	14.7	170	1.1	46,983	14.1	43,430	15.4	3,553	8.2
Total operating expenses	$51,343	45.7%	$47,452	45.8%	$3,891	8.2	$151,598	45.6%	$135,954	48.1%	$15,644	11.5%
The $3.9 million increase in operating expenses in the third quarter of fiscal 2023 from the third quarter of fiscal 2022 was the result of incremental operating expenses, primarily from investments in Opengear and SmartSense, an increase in stock-based compensation and costs associated with ongoing litigation. The $15.6 million increase in operating expenses in the nine months ended June 30, 2023 from the nine months ended June 30, 2022 was the result of incremental operating expenses, primarily from the acquisition of Ventus, investments in Opengear and SmartSense and an increase in stock-based compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING INCOME

	Three months ended June 30,				Nine months ended June 30,
($ in thousands)	2023	2022		incr. (decr.)	2023	2022		incr. (decr.)
Operating Income (Loss)
IoT Products & Services	$12,096	$10,881	$1,215	11.2	$37,744	$24,046	$13,698	57.0
IoT Solutions	380	(907)	$1,287	NM	(1,130)	(2,709)	$1,579	NM
Total gross profit	$12,476	$9,974	$2,502	25.1	$36,614	$21,337	$15,277	71.6
NM means not meaningful
Drivers for the changes in operating income for the periods presented are described above in the revenue, gross profit and operating expenses details.
OTHER EXPENSE, NET
Below are our other expenses, net and other expenses, net as a percentage of total revenue:

	Three months ended June 30,				$	%	Nine months ended June 30,				$	%
($ in thousands)	2023		2022		incr. (decr.)	incr. (decr.)	2023		2022		incr. (decr.)	incr. (decr.)
Other expense, net
Interest expense, net	(6,603)	(5.9)%	(5,296)	(5.1)%	(1,307)	24.7	(18,967)	(5.7)%	(14,657)	(5.2)%	(4,310)	29.4
Other expense, net	15	—%	(96)	(0.1)%	111	NM	79	—%	(59)	—%	138	NM
Total other expense, net	$(6,588)	(5.9)%	$(5,392)	(5.2)%	$(1,196)	22.2	$(18,888)	(5.7)%	$(14,716)	(5.2)%	$(4,172)	28.4
NM means not meaningful
Other expense, net, increased $1.2 million for the three months ended June 30, 2023, as compared to the same period in the prior fiscal year. Other expense, net, increased $4.2 million for the nine months ended June 30, 2023, as compared to the same period in the prior fiscal year. The increases were primarily a result of an increase in our interest expense due to an increase in our effective interest rate (see Note 7 to the condensed consolidated financial statements).
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
Below are reconciliations from GAAP to non-GAAP information that we feel is important to our business:
Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended June 30,				Nine months ended June 30,
	2023		2022		2023		2022
		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$112,236	100.0%	$103,517	100.0%	$332,686	100.0%	$282,487	100.0%

Net income	$6,727		$4,126		$18,405		$8,160
Interest expense, net	6,603		5,296		18,967		14,657
Income tax expense (benefit)	(839)		456		(679)		(1,539)
Depreciation and amortization	8,005		8,747		23,963		25,393
Stock-based compensation	3,519		2,143		9,852		6,402
Restructuring charge	95		105		141		214
Acquisition expense	222		175		910		4,256
Adjusted EBITDA	$24,332	21.7%	$21,048	20.3%	$71,559	21.5%	$57,543	20.4%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended June 30,				Nine months ended June 30,
	2023		2022		2023		2022
Net income and net income per diluted share	$6,727	$0.18	$4,126	$0.12	$18,405	$0.50	$8,160	$0.23
Amortization	6,252	0.17	7,046	0.20	18,966	0.51	20,400	0.57
Stock-based compensation	3,519	0.10	2,143	0.06	9,852	0.27	6,402	0.18
Other non-operating income	(15)	—	96	—	(79)	—	59	—
Acquisition expense	222	0.01	175	—	910	0.02	4,256	0.12
Restructuring charge	95	—	105	—	141	—	214	0.01
Interest expense, net	6,603	0.18	5,296	0.15	18,967	0.51	14,657	0.40
Tax effect from the above adjustments (1)	(6,025)	(0.17)	(2,497)	(0.07)	(15,520)	(0.41)	(8,263)	(0.23)
Discrete tax expenses (benefits) (2)	1,125	0.03	(556)	(0.02)	2,874	0.08	(2,746)	(0.07)
Adjusted net income and adjusted net income per diluted share (3)	$18,503	$0.50	$15,934	$0.45	$54,516	$1.48	$43,139	$1.21
Diluted weighted average common shares		36,817		35,740		36,838		35,740
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2023 and fiscal 2022 based on adjusted net income.
(2)For the three and nine months ended June 30, 2023 and 2022, discrete tax expenses (benefits) primarily are a result of changes in excess tax benefits recognized on stock compensation.
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
On December 2, 2021, we entered into a third amended and restated credit agreement. Digi refinanced the Term Loan Facility and Revolving Loan Facility under its existing credit agreement entered into on November 1, 2021, but did not receive any additional proceeds from nor modify the amounts of any facilities or subfacilities contained within that credit agreement. The credit agreement consists of a $350 million term loan B secured loan and a $35 million revolving credit facility. The $35 million revolving credit facility, which presently has no outstanding balance, includes a $10 million letter of credit subfacility and $10 million swingline subfacility. During the first quarter of fiscal 2022, we repaid all outstanding balances under the credit facility entered into on March 21, 2021. As of June 30, 2023, $35.0 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 7 to our condensed consolidated financial statements.
We expect positive cash flows from operations for the foreseeable future. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next 12 months and beyond.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Our condensed consolidated statements of cash flows for the nine months ended June 30, 2023 and 2022 is summarized as follows:

	Nine months ended June 30,
	2023	2022
($ in thousands)		Restated (1)
Operating activities	$27,804	$31,216
Investing activities	(3,842)	(351,771)
Financing activities	(28,920)	208,551
Effect of exchange rate changes on cash and cash equivalents	(362)	1,087
Net increase (decrease) in cash and cash equivalents	$(5,320)	$(110,917)
(1)We have restated the condensed consolidated statement of cash flows for the six months ended March 31, 2022. For additional information, see Note 2 to our condensed consolidated financial statements.
Cash flows from operating activities decreased $3.4 million primarily as a result of:
•an increase in operating assets and liabilities (net of acquisitions) in the nine months ended June 30, 2023 of $17.3 million compared to an increase of $15.4 million in the nine months ended June 30, 2022, and
•decreases in the provisions for deferred income tax, provisions for bad debt and amortization expense.
These changes were partially offset by:
•increases in net income and stock-based compensation expense.
Cash flows used in investing activities decreased $347.9 million primarily as a result of:
•no amounts used for the acquisition of businesses in the nine months ended June 30, 2023 compared to $347.6 million used for acquisitions in the nine months ended June 30, 2022, primarily related to our November 2021 acquisition of Ventus, and
•a $0.3 million decrease in purchases of property, equipment, improvements and certain other intangible assets.
Cash flows from financing activities decreased $237.5 million primarily as a result of:
•no proceeds from debt in the nine months ended June 30, 2023 compared to $350.0 million in proceeds from the Term Loan issued in the nine months ended June 30, 2022, and
•a $3.5 million decrease in proceeds from stock issuances.
These changes were partially offset by:
•debt payments of $29.4 million in the nine months ended June 30, 2023 compared to $129.4 million the nine months ended June 30, 2022 (see Note 7 to the condensed consolidated financial statements),
•a decrease of $13.4 million in debt issuance cost payments, and
•a $2.6 million decrease in taxes paid for net share settlements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at June 30, 2023:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$21,432	$4,136	$9,183	$5,658	$2,455
Term Loan	220,625	17,500	35,000	35,000	133,125
Interest on long-term debt	95,144	22,108	37,991	30,615	4,430
Total	$337,201	$43,744	$82,174	$71,273	$140,010
The operating lease agreements included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.8 million as of June 30, 2023. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For information on new accounting pronouncements, see Note 1 to our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of June 30, 2023, we had $220.6 million outstanding under our Term Loan. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to LIBOR with a floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if LIBOR is no longer available) plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.50%, or the one-month LIBOR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00% to 3.75% for LIBOR loans and 3.00% to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. Digi bases the interest period election on an assessment of the interest rate environment conducted on a monthly basis. Digi presently expects to continue to elect a one month interest period, unless conditions change. Based on the balance sheet position for the Revolving Loan at June 30, 2023, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.6 million. Following the discontinuation of LIBOR on June 30, 2023, borrowings under the Term Loan Facility will be subject to the Secured Overnight Financing Rate (SOFR). For additional information, see Note 7 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.
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
A 10% change in the average exchange rate for the Euro, British Pound, Australian Dollar and Canadian Dollar to the U.S. Dollar during the first nine months of fiscal 2023 would have resulted in a 1.0% increase or decrease in stockholders' equity due to foreign currency translation.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of fiscal 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2023 - April 30, 2023	—	$—	—	$—
May 1, 2023 - May 31, 2023	6,163	$31.64	—	$—
June 1, 2023 - June 30, 2023	23	$30.32	—	$—
	6,186	$31.64	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.		Description	Method of Filing
3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (2)	Incorporated by Reference

10	(a)	Digi International Inc. 2021 Omnibus Incentive Plan, as amended and restated (3)	Incorporated by Reference

10	(b)	Form of (Executive) Performance Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)	Filed Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101
The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2023, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.
Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2023 is formatted in iXBRL (included in Exhibit 101).
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

(1)Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.
(2)Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2020.
(3)Incorporated by reference to Exhibit 99(a) to the Company's Registration Statement on Form S-8 filed on June 9, 2023.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	August 4, 2023	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)