Form 10-K
period 2023-09-30
DIGI INTERNATIONAL INC
filed 2023-11-22
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently competed second fiscal quarter was $1.17 billion based on a closing price of $33.68 per common share as reported on the Nasdaq Global Select Market. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
Shares of common stock outstanding as of November 20, 2023: 36,105,668
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereto.

i

PART I.
ITEM 1. BUSINESS
General Background and Product Offerings
Digi International Inc. ("Digi®," "we," "our," or "us") was incorporated in 1985 as a Minnesota corporation. We reorganized as a Delaware corporation in 1989 in conjunction with our initial public offering. Our common stock trades on the Nasdaq Global Select Market tier of the Nasdaq Stock Market LLC under the symbol DGII. Our World Headquarters is located at 9350 Excelsior Blvd., Suite 700, Hopkins, Minnesota 55343. The telephone number at our World Headquarters is (952) 912-3444.
We are a leading global provider of business and mission-critical Internet of Things ("IoT") connectivity products, services and solutions. We help our customers deploy, monitor and manage critical communications infrastructures that deliver important information in demanding environments with high levels of security and reliability. We have two reportable segments under applicable accounting standards: (i) IoT Products & Services; and (ii) IoT Solutions.
Our IoT Products & Services segment offers products and services that help original equipment manufacturers ("OEMs") as well as enterprise and government customers create and deploy secure IoT connectivity solutions. These include embedded and wireless modules, console servers, enterprise and industrial routers as well as other infrastructure management equipment to meet our customers' IoT communication requirements. In addition, this segment provides our customers with a device management platform as well as other professional services to enable customers to capture and manage data from devices connected to networks.
Our IoT Solutions segment consists of our SmartSense by Digi® business and our Managed Network–as–a-Service (“MNaaS”) business acquired via our November 2021 acquisition of Ventus Wireless, LLC and affiliated entities ("Ventus"). SmartSense by Digi offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions focus on the following vertical markets: food service, healthcare (primarily pharmacies and hospitals) and supply chain. Ventus is a leader in the provision of MNaaS solutions that simplify the complexity of enterprise wide area network (“WAN”) connectivity for customers. The Ventus portfolio includes cellular wireless and fixed line WAN solutions for an array of connectivity applications in banking, healthcare, retail, gaming, hospitality and other sectors.
For more in-depth descriptions of our products and services, please refer to the heading "Principal Products and Services" at the end of Part I, Item 1 of this Form 10-K.
Our corporate website address is www.digi.com. In the "Company–Investor Relations" section of our website, we make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our annual proxy statement and any amendments to these reports available free of charge as soon as reasonably practicable after they are filed with or furnished to the United States Securities and Exchange Commission ("SEC"). Information on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC.
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
Our IoT Products & Services segment represented the majority of our sales in fiscal 2023. This segment sells both wired and wireless products that either are embedded into the products of OEMs or serve as stand-alone products. These offerings allow our customers to connect a wide range of assets to networks. This segment grew during fiscal 2023, led by increases in our OEM and Infrastructure Management revenues. Historically the revenues from this segment have been based on one-time product sales. More recently we have placed greater emphasis on selling subscription-based solutions across this product portfolio.
Our IoT Solutions segment is comprised primarily of our SmartSense by Digi and Ventus offerings. SmartSense by Digi provides condition-based monitoring services for perishable goods such as food and medicines for the health-care, pharmaceutical and food industries. Ventus provides MNaaS offerings to manage and maintain network connectivity for assets such as ATMs and lottery kiosks. The offerings in this segment are primarily offered on a subscription model and provide us with a stable base of recurring higher-margin revenues.
While our business performed well in fiscal 2023 and we expect an ongoing long-term trend of marketplace growth, each of our business segments is susceptible to downturns either because of general macro-economic conditions, the continued

development of technology that can make products less competitive or even obsolete and uncertainty or changes in regulatory environments. Given the current uncertainty in macro-economic conditions, including, but not limited to, potential recessionary conditions, supply chain disruptions globally and the uncertain status of large project-based customer deployment opportunities, our results during fiscal 2024 may be inconsistent quarter to quarter or with historical results.
Strategy
We remain focused on taking steps that we believe will deliver consistent, long-term growth with higher levels of profitability. This includes continuously reviewing and managing the product, service and solution offerings we provide to align with customer interests and meet market demand. In addition, acquisitions have helped significantly advance our offerings and driven growth and profitability, in both business segments. Over time we expect to continue to be active in making further acquisitions.
IoT Products & Services Segment
Our IoT Products & Services segment is managed so our product management and sales personnel are aligned along specific product lines. We believe this management structure brings greater market focus and potential growth to our product lines. We also continue to drive efforts to pair our hardware offerings with our Digi Remote Manager® device management platform as well as other support services. These bundled offerings are sold on a subscription basis and allow customers to monitor and manage the performance of our hardware remotely. This segment generated over $22 million in annualized recurring revenue ("ARR") as of September 30, 2023. Please see "Key Business Metrics" section in Part II, Item 7 for additional details on how ARR is measured.
IoT Solutions Segment
Our IoT Solutions segment is managed with a focus on recurring traditionally high margin subscription-based revenues. We believe capturing enterprise-level deals should be a driver of growth, leveraging our direct sales model to achieve this. Our offerings provide comprehensive hardware-enabled software solutions. The segment represents nearly 25% of total revenues. This segment generated $84 million in ARR as of September 30, 2023. We have long-term high organic growth expectations and we will continue to explore added scale through acquisitions for this segment.
Acquisitions and Dispositions
Acquisitions
In addition to our fiscal 2022 acquisition of Ventus disclosed above, we have made the following acquisitions during our fiscal years 2021 through 2023:
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
Sales Channels
A significant portion of our IoT Products & Services segment sales are made through a global network of distributors, systems integrators and value added resellers ("VARs"). These third parties accounted for 59.9%, 50.0% and 47.0% of our total consolidated revenue in fiscal 2023, 2022 and 2021, respectively. Our IoT Solutions segment does not sell through these channels. The remaining 40.1%, 50.0% and 53.0% of our total consolidated revenue in fiscal 2023, 2022 and 2021, respectively is sold through our dedicated sales organization.
Distributors
Our larger distributors, by sales volume, include Arrow Electronics, Avnet, Bressner Technology GmbH, Digi-Key, Express Systems & Peripherals, Ingram Micro, Mouser Electronics, Solsta, Symmetry Electronics, Synnex, Tokyo Electron Device and Venco Electrónica S.A. We also maintain relationships with many other distributors both domestically and internationally.

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
We have established relationships with equipment vendors in a range of industries such as energy, industrial, retail, transportation, medical, and government that allow these partners to ship our products and services as component parts of their overall solutions. Our products utilize many of the world’s leading telecommunications companies and Internet service providers, including, among others, AT&T, T-Mobile and Verizon.
No single customer comprised more than 10% of our consolidated revenue for any of the fiscal years 2023, 2022 or 2021. In general, our sales are not considered to be highly seasonal, although our first fiscal quarter revenue is often less than other quarters due to holidays and other business days.
Competition
We compete primarily in the communications technology industry. This industry is characterized by rapid technological advances and evolving industry standards. This market can be affected significantly by new product introductions and marketing activities of industry participants. It is possible new market entrants could market and sell disruptive technologies that impact one or more of our product or service offerings. In addition, we may compete with other companies to acquire new businesses or technologies and the competition to secure such assets may be intense. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, the quality and reliability of our offerings, product development capabilities, price and availability. While no competitor offers a comparable range of products and services, various companies do compete with us with respect to one or more of our products or solutions. With respect to many of our product and service offerings, we face competition from companies who dedicate more resources and attention to that particular offering than we are able to given the breadth of our business. As the marketplace for IoT connectivity products and solutions continues to grow, we expect to encounter increased competition. Some of these competitors may have access to significantly more financial and technical resources than we possess which could give them advantages in their ability to develop new and better offerings, to meet customer demands, to comply more quickly with new regulatory regimes and to promote and sell their products.
Manufacturing Operations
We outsource our manufacturing operations to certain contract manufacturers, which are located primarily in Thailand, Mexico, Taiwan and China. We rely on third party foundries or companies who rely on third party foundries for our semiconductor devices that are Application Specific Integrated Circuits ("ASICs"). These foundries are located primarily in Taiwan. We also outsource printed circuit board production. By outsourcing our operations to these manufacturers, we can leverage the manufacturing strength of our vendors, which allows us to focus on new product introductions. In addition, it allows us to reduce our fixed costs, maintain production flexibility and optimize our profits.
Our products are manufactured to our designs with standard and custom components. Most of the components are available from multiple vendors. We have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. As disclosed elsewhere, our manufacturing operations, like those of other companies, are dependent on relationships with these suppliers who, like us, are subject to potential supply chain disruptions. If these suppliers are unable to provide a timely and reliable supply of components, we could experience manufacturing delays that could adversely affect our consolidated results of operations in a material way. In an effort to mitigate supply chain exposure, we have increased our amount of inventory on hand from historical levels and will monitor whether adjustments to inventory levels are necessary to mitigate any future exposures. Further, a range of conditions and circumstances beyond our control such as global conflicts, recessionary economic conditions in various regions of the world or a recurrence of the Covid-19 pandemic could disrupt the availability of raw materials and components as well as our capacity to make and distribute our products.

Research & Development and Intellectual Property Rights
Due to rapidly changing technology in the communications technology industry, we believe a large part of our success depends upon the product and service development skills of our personnel as well as our ability to integrate any acquired technologies with organically developed technologies. While we dedicate significant resources to research and development, many of our competitors are focused on a smaller set of products than us and are likely able to dedicate more resources than us toward the portions of the market in which we compete with them. In recent periods, as a result of supply chain constraints, a significant portion of our research and development spending has been focused on the re-design or reconfiguration of existing products using different components. This has lowered our ability to focus on new product development.
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
HUMAN CAPITAL RESOURCES
Digi’s workforce consists of 822 employees globally as of September 30, 2023. We consider our relationship with our employees to be good.
Culture
At Digi we promote cultural imperatives that drive our approach to our daily work and our customer care:
•Customer focus
•Start-up urgency
•Positive Energy - Bring solutions to problems
•Commitment to outcomes & results
•Embrace Diversity & Inclusion
•Caring
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
PRINCIPAL PRODUCTS AND SERVICES
Our primary products and services for each reportable segment are:
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
Services
Digi Remote Manager – Digi Remote Manager is a recurring revenue cloud-based service that provides a secure environment for customers to manage their connected device for the full deployment lifecycle. This service enables customers to activate, monitor, diagnose, reset, update and/or upgrade their entire network of mission-critical devices from a single point of command. Through a "single pane of glass," network managers can manage configurations, update firmware, add features and schedule and automate tasks from their desktop, tablet or phone.
Lighthouse® Management Software – Lighthouse is a recurring revenue cloud-based service that provides a secure environment for customers to manage their network devices by providing secure access to remote networks regardless of how they are connected or how a user interacts with the system. Designed with security, scalability and automation in mind, Lighthouse allows engineers to control every aspect of their network through a central hub.
Technical Services – Our Technical Services provide professional services, data plan subscriptions and enhanced technical support to customers. Professional services include solution planning and implementation services to customers who purchase our products such as site planning, implementation management, application development and customer training. Data plan subscriptions are offered to customers wishing to enable cellular connectivity on our products. Enhanced technical support provides priority, in-depth technical support consultations with our experienced support team. These services ensure customers get to market quickly, minimize risk, and ensure customer success with their Digi solution.
IoT Solutions Segment
SmartSense by Digi – Our SmartSense by Digi is an end-to-end, cost-effective system that uses sensors, gateways and cloud based applications to enable customers in food service (e.g. super markets, schools and restaurants), healthcare (primarily pharmacies and hospitals) and transportation/logistics to: (i) monitor wirelessly the temperature of food and other perishable or sensitive goods, (ii) monitor facilities or pharmacies by tracking the completion of operating tasks by employees, and (iii) have visibility in the supply chain to product temperature through an end-to-end system for quality control and incident management. Historically, customers receive hardware up-front, including gateways and sensors, and pay for an annual subscription for monitoring sensor data. However. SmartSense by Digi is increasingly pivoting to providing a comprehensive Sensing-as-a-service solution to better address customers' needs and expand its role as a leader in this solution space.
Ventus – Ventus is a leader in providing comprehensive MNaaS solutions that simplify the complexity of both wireless and fixed-line WAN connectivity. With comprehensive end-to-end security, our portfolio includes an array of connectivity applications in the banking, healthcare, retail, gaming, access control, EV charging, hospitality and other sectors. Supporting ATMs, gaming, point-of-sale, kiosks, digital signage and retail applications, Ventus works closely with its customers to customize innovative long-term MNaaS solutions.
ITEM 1A. RISK FACTORS
Multiple risk factors exist which could have a material effect on our operations, results of operations, financial position, liquidity, capital resources and common stock.
Operational Risks
We depend on manufacturing relationships and a broad set of suppliers, some of whom provide us with limited-source components and parts, and disruptions in these relationships may cause damage to our customer relationships or otherwise negatively impact our business.
We procure all parts and certain services involved in the production of our products and subcontract most of our product manufacturing to outside firms that specialize in such services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. As an example, Ventus relies almost exclusively on a manufacturer in China for the production of the hardware it provides to its customers. Further, in recent years supply chains globally have experienced stress due to a range of factors. This continues to impact our own ability to procure certain inventory and services. These disruptions also caused us to order significant amounts of inventory as we were uncertain whether we would otherwise be able to procure necessary parts and components to meet customer needs. As a result, we have held elevated levels of inventory compared to historical norms. The impacts of these circumstances driven by supply chain stress have been material in some instances and it is possible additional material impacts could occur in the future. There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of the components we need is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost revenue could be caused by other factors beyond our control, including late deliveries by vendors of components, or force majeure events. As an example of force majeure, a fire in November 2014 disrupted the operations at one of our contract manufacturers in Thailand. If we are required to identify alternative suppliers for any of our required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components or the availability of manufacturing services that currently are obtained from limited sources could disrupt our operations and have a material adverse effect on our customer relationships and profitability.
The long and variable sales cycle for certain of our products and services makes it more difficult for us to predict our operating results and manage our business.
The sale of our products and services may require a significant technical evaluation and commitment of capital and other resources by potential customers and end users, as well as delays frequently associated with end users’ internal procedures to deploy new technologies and to test and accept new technologies. For these and other reasons, the sales cycle associated with certain of our products is typically lengthy and is subject to a number of significant risks, such as end users’ internal purchasing reviews, as well as availability of capital for deployments, that are beyond our control. Because of the lengthy sales cycle and the large size of certain customer orders, if orders forecasted for a specific customer are not realized or delayed, our operating results could be materially adversely affected.
Our participation in a services and solutions model, using hardware and cloud-based services, presents execution and competitive risks.
We participate in a services and solutions model that uses both hardware and cloud-based services. Both our SmartSense by Digi and Ventus offerings deploy hardware, software and cloud-based hosting. In other areas of our business we offer hosted services and cloud-based platform, software applications, and supporting products and services. We also employ significant human and financial resources to develop and deploy these offerings. As we work to grow and scale these offerings, these investments have impacted previously and may impact adversely in the future our gross margins and profitability. While we believe we have a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. Certain customers and potential customers that use these offerings were adversely impacted by the Covid-19 pandemic and the resulting global economic downturn. Any future economic slowdown could impede our ability to win and retain customers. We have and expect to encounter competition from other solutions providers, some of whom may have more significant resources than us. Whether we are successful in this business model depends on a number of factors, including:
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
Our ability to sustain and grow our business depends in large part on the success of our third party distributors and resellers.
A substantial portion of our revenue is generated through sales by third party distributors and resellers. Further, for several years we have been taking steps to expand our relationship with certain distributors who have global reach. These expansion efforts may increase the percent of our revenue driven through channel partners or heighten our reliance on certain channel partners to drive sales. To the extent our channel partners are unsuccessful selling our products or if we are unable to obtain and retain a sufficient number of high-quality channel partners, our operating results could be affected materially and adversely. In addition, our distributors and resellers may market, sell and support products and services that are competitive with ours, and they may devote more resources to the marketing, sales and support of such products. These distributors and resellers may have incentives to promote our competitors’ products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and longer relationships with our distributors and resellers. It is possible one or more of our important distributors and resellers may stop selling our products completely. Our distributor and reseller sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of these parties misrepresents the functionality of our products or services to customers, or violates laws or our corporate policies. If we fail to manage our existing or future sales through distributors and resellers effectively, our business and operating results could be materially and adversely affected.
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
Several of our acquired businesses historically have depended on relationships with one or a small number of customers or have a significant number of customers that are from particular industries. Any disruption in their business with those customers, whether as a result of changes in demand for the customer’s services, adverse changes in the customer’s industry generally or other challenges in securing or renewing contracts, could have a material adverse impact on our business, results of operations, financial condition and prospects.
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
We acquired Ventus in fiscal 2022. Although Ventus has many customers, its business historically has been significantly concentrated on its relationships with fewer than twenty customers and it also serves a significant number of customers in the financial and gaming terminal industries. Likewise, our SmartSense by Digi business services a significant number of customers in the pharmaceutical, medical facility and retail food industries. Both Ventus and SmartSense by Digi produce significant ARR. Any disruption or difficulties in any of the industries these businesses serve could have an adverse impact on our business, results of operations (including, but not limited to, ARR), financial condition and prospects.
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

The businesses of our IoT Solutions segment are subject to the risks faced by businesses operating in emerging markets.
SmartSense by Digi is operated in an emerging market where technology-based solutions to monitor the condition of perishable goods as well as the completion of employee tasks have not been used historically. Similarly, our Ventus business is operating in an evolving marketplace where the breadth of companies with collections of assets that require connectivity and general monitoring is evolving. The operation of each of these businesses can therefore be subject to significant additional risks that are not necessarily related to our more established products and services.
Additional risks that relate to IoT Solutions, include, but are not limited to:
•SmartSense by Digi offerings are deployed in part to help assure perishable goods are safely preserved. Ventus's offering is deployed so that dispersed collections of critical, operational assets requiring network connectivity (such as ATMs, lottery terminals, etc.) are fully operational. In each case, there is a potential risk of loss in the event of a malfunction or failure in our offerings.
•SmartSense by Digi has a limited history with us in a marketplace that is relatively early in its development and has numerous competitors. Although Ventus has a longer operating history and some of the marketplaces in which it operates are quite mature, new use cases continue to emerge as businesses increasingly rely on self-service devices in their operations with customers. We cannot provide assurances we will be successful in operating and continuing to grow either of these businesses.
•Our ability to succeed with the offerings of these businesses will depend in large part on our ability to provide customers with hardware and software products that are easy to deploy and offer features and functionality that address the needs of particular businesses. We may face challenges and delays in the development of these businesses as the marketplace for products and services evolves to meet the needs and desires of customers.
In light of these risks and uncertainties, we may not be able to establish or maintain the market share of these businesses or take full advantage of businesses we may acquire in the future related to either of these businesses. There can be no assurance that we will recover our investments in SmartSense by Digi or Ventus or that we will realize ongoing and consistent profits from these businesses. Also, there can be no assurance that diverting our management’s attention to these businesses will not have a material adverse effect on our other existing businesses, any of which may have a material adverse effect on our results of operations, financial condition and prospects.
From time to time, we are subject to claims and litigation regarding intellectual property rights or other claims pertaining to our business, which could seriously harm us and require us to incur significant costs.
The communications technology industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive notification of a third-party claim that our products allegedly infringe intellectual property rights owned by others. In addition, in the ordinary course of business from time to time we receive other third-party claims that may include, but are not limited to, commercial relationships, employment disputes, contractual disputes or alleged issues with the use of our products or services. Any litigation to determine the validity of third-party infringement claims or other litigation claims made against us, whether or not determined in our favor or settled by us, may be costly and divert the efforts and attention of our management and technical personnel from productive tasks. This could have a material adverse effect on our ability to operate our business and service the needs of our customers. There can be no assurance that any claims by third parties, regardless if they have merit, will not materially adversely affect our business, operating results, financial condition or prospects. In the event of an adverse ruling in any such matter, we may be required to pay substantial damages, cease engaging in or make alterations to certain business activities, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or be required to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance with respect to an infringement claim that a license would be available on reasonable terms or at all. Any limitations on our ability to market our products, or delays and costs associated with redesigning our products or payments of license fees to third parties, or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, operating results and financial condition.
Our sales and operations globally face risks related to health epidemics or pandemics that could disrupt our operations and adversely impact our sales and operating results.

Our business operations and financial results could be adversely affected by the effects of a widespread outbreak of contagious disease or other material adverse widespread public health development, such as the outbreak of the Covid-19 respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China in 2019. These effects could include the absence of one or more key employees or significant numbers or employees generally, disruptions or restrictions on our ability to maintain operations at one or more of our facilities, disruptions or restrictions to travel that is important to our operations, adverse impacts on our ability to distribute or deliver our products or services as well as temporary disruptions, restrictions or closures of the facilities of our suppliers or customers and their contract manufacturers. Any of the above absences, disruptions or restrictions could impact our sales and operating results negatively. If these absences, disruptions or restrictions are significant and material it is possible our business continuity could be jeopardized. Depending on the location of any such disruption or restriction, there may not be a solution that will be easy to implement in a timely manner or without significant expense. In addition, any significant outbreak of contagious diseases could materially and adversely affect the economies and financial markets of many countries or the entire world, resulting in an economic downturn that could affect demand for our products, likely impact our operating results and restrain our access to capital from lenders or other sources.
Risks Relating to Our Foreign Operations
Our use of suppliers in other parts of the world as well as our purchases of components containing certain materials involves risks that could negatively impact us.
We purchase many components from suppliers in other parts of the world. Product delivery times may be extended due to the distances involved or events beyond our control, requiring more lead time in ordering. In addition, ocean freight delays may occur as a result of labor problems, weather delays, expediting orders for third parties, customs issues or other events beyond our control. Any extended delay in receipt of the component parts could eliminate anticipated cost savings and have a material adverse effect on our customer relationships and profitability. Governments continue to impose tariffs on various products and components which may impact the pricing of certain components and inventories and could have a material adverse effect on our competitive standing in the marketplace and our financial results. Potential power outages, most notably in recent times in Asia and Europe could also have a material adverse effect ability to obtain components for our products from our foreign suppliers. Additional challenges could occur if these suppliers allocate materials and components to other customers. The Chinese government in recent years has implemented policies that adversely have impacted various industries in that nation and it is possible they may take actions in the future that are adverse to suppliers who we rely upon. Sanctions against and actions of the Russian government resulting from the war in Ukraine may be adverse to suppliers who we rely upon. Finally, the introduction of new regulations by governments may also impact the availability, delivery or certain components or our ability to use certain components because of, among other potential reasons, the materials those components may contain or the location of the supplier of the component or certain materials contained in the component.
We face risks associated with our international operations that could impair our ability to grow our revenue abroad as well as our overall financial condition.
Our future growth may be dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected or very burdensome changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In many markets where we operate business and cultural norms are different than those in the United States and practices that may violate laws and regulations applicable to us like the Foreign Corrupt Practices Act ("FCPA") and the UK Anti-Bribery Act ("UKBA") are more commonplace. Although we have implemented policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Many of our vendors and strategic business allies also have international operations and are subject to the above described risks. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if one or more of our business relations are not able to successfully manage these risks. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.
Our failure to comply effectively with regulatory laws pertaining to our foreign operations could have a material adverse effect on our revenue and profitability.
We are required to comply with U.S. government export regulations in the sale of our products to foreign customers, including requirements to properly classify and screen our products against a denied parties list prior to shipment. We are also required to comply with the provisions of the FCPA and all other anti-corruption laws, such as UKBA, of all other countries in which we do business, directly or indirectly, including compliance with the anti-bribery prohibitions and the accounting and recordkeeping requirements of this law. Violations of export regulations, the FCPA or other similar laws or other laws and regulations could trigger sanctions, including ineligibility for U.S. government insurance and financing, as well as large fines.

Failure to comply with the aforementioned regulations could also deter us from selling our products in international jurisdictions, which could have a material adverse effect on our revenue and profitability.
Competitive and Reputational Risks
We face intense competition from established companies that may have significant advantages over us and our products.
The market for our products is intensely competitive. Certain of our competitors and potential competitors have or may develop greater financial, technological, manufacturing, marketing and personnel resources than us either generally or relative to the product sets they sell in competition to us. Further, there are numerous companies competing with us in various segments of the market for our products, and their products may have advantages over our products in areas such as conformity to existing and emerging industry standards or new regulations, interoperability with other products, management and security capabilities, performance, price, ease of use, scalability, reliability, flexibility, product features and technical support.
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
•longer operating history; and
•larger customer base.
We cannot provide assurance that we will be able to compete successfully with our current and potential competitors. Such competitors may be able to more quickly develop or adapt to new or emerging technologies and changes in customer requirements, changes in regulatory requirements or devote greater resources to the development, promotion and sale of their products. Additionally, it is probable that new competitors or new alliances among existing competitors could emerge and rapidly acquire significant market share.
Our dependence on new product development and the rapid technological change that characterizes our industry make us susceptible to loss of market share resulting from competitors’ product introductions and enhancements, service capabilities and similar risks as well as from regulatory changes.
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
Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies as well as potential regulatory changes, and to demonstrate the performance advantages and cost-effectiveness of our products over competing products. Failure by us to modify our products to support new alternative technologies or failure to achieve widespread customer acceptance of such modified products could cause us to lose market share and cause our revenue to decline. Further, if our competitors offer better service capabilities associated with the implementation and use of their products, our business could be impacted negatively.
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
We intend to continue to devote significant resources to research and development in the coming years to enhance our existing product offerings and develop additional product offerings. For fiscal 2023, 2022, and 2021, respectively, our research and development expenses were 13.2%, 14.2% and 15.1% of our revenue. If we are unable to enhance existing products and develop new products, applications and services as a result of our research and development efforts, if we encounter delays in deploying these enhanced or new products, applications and services, or if the products, applications and services we enhance or develop are not successful, our business could be harmed. Even if we enhance existing products and develop new products, applications and services that are accepted by our target markets, the net revenue from these products, applications and services may not be sufficient to justify our investment in research and development.
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
In some cases, we expect the establishment of a strategic relationship with a third party to result in integrations of our products or services with those of other parties. Identifying appropriate parties for these relationships as well as negotiating and documenting business agreements with them requires significant time and resources. We expect these agreements typically to be non-exclusive and not to prohibit the other party from working with our competitors or offering competing services. Once the relationship is established, we may encounter difficulties in combining our products and services in a commercially acceptable manner. We expect this dynamic, where our ability to generate sales is dependent on our products and services interacting with those sold by third parties, may become more common in the future. There can be no guarantee in any particular instance that we will be successful in making our products interact with those of other parties in a commercially acceptable manner and, even if we do, we cannot guarantee that the resulting products and services will be marketed effectively or sold via the relationship.
Our failure to anticipate or manage product transitions effectively could have a material adverse effect on our revenue and profitability.
From time to time, we or our competitors may announce new or enhanced products that may replace or shorten the life cycles of our existing products. Announcements of currently planned or other new or enhanced products may cause customers to defer or stop purchasing our products until these products become available. Furthermore, the introduction of new or enhanced products because of customer requirement, regulation or otherwise may require us to manage the transition from older product inventories and ensure that adequate supplies of new or enhanced products can be delivered to meet customer demand. Our failure to anticipate the revenue declines associated with older products or manage transitions from older products effectively could result in inventory obsolescence and also have a material adverse effect on our revenue and profitability.
We are dependent on third parties to manufacture our products which could have adverse impacts on our business if such manufacturers encounter operating restraints or if we do not properly forecast customer demand.
We are reliant on third parties to manufacture our products in countries such as Mexico, Thailand, Taiwan and China. The ability of these manufacturers to provide us with the timely provision of finished products is subject to a number of disruptions beyond their control such as, among others: the availability of components from suppliers, labor shortages, energy shortages such as those from time to time encountered in China, changes in government regulations, tensions with foreign governments or other factors. If we do not properly forecast customer demands for products any lengthening in lead times or disruptions in service could result in lost revenues and adversely impact our business, results of operation, financial condition and prospects.
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
If worldwide economic conditions experience a significant downturn, these conditions may make it difficult or impossible for our customers and suppliers to accurately forecast and plan future business activities, which may cause them to slow or suspend spending on products and services. Our customers or suppliers may find it difficult to gain sufficient credit or service existing credit in a timely manner, which could result in an impairment of their ability to process or place orders with us, deliver inventory or services to us in the case of suppliers or to make timely payments to us for previous purchases in the case of customers. If this occurs, our revenue may be reduced, thereby having a negative impact on our results of operations. In addition, we may be forced to increase our allowance for credit losses and our days sales outstanding may increase, which would have a negative impact on our cash position, liquidity and financial condition. To the extent we incur debt, we may be unable to adhere to financial covenants or to service the debt. These risks associated with credit and debt are more pronounced for the parties with whom we do business and ourselves in the current environment which has seen interest rates rise rapidly, especially if they remain elevated for an extended period of time We cannot predict either the timing or duration of an economic downturn in the economy, should one occur. Any downturn could have a material adverse impact on our business, results of operations, financial condition and prospects.
Our gross margins may be subject to decline.
Our gross margins may be subject to declines which could decrease our overall profitability and impact our financial performance adversely. Some of the hardware products we sell are approaching the end of their product life cycles. These mature hardware products have sold historically at higher gross margins than our other product and service offerings. We expect this general trend of declining sales for many of our mature products to continue and the pace of the decline may accelerate. In addition, rising prices for goods and services due to inflation along with ongoing cost pressures in our industry create downward pressure on the prices at which we and other manufacturers can sell hardware products. We have indicated

that we would be willing to realize lower levels of gross margins from customers in return for long-term, binding purchase commitments. If this strategy were successful, it could apply downward pressure on our gross margins. Part of our longer term strategy is to sell software applications and IoT solutions such as SmartSense by Digi and Ventus offerings as well as selling hardware together with bundled services on a subscription basis. These sales may provide recurring revenues at relatively high gross margins, but these types of offerings are still in the earlier stages of adoption by customers. As such, their sales growth is not necessarily predictable or assured. Our gross margins therefore may be subject to decline unless we can implement cost reduction initiatives effectively to offset the impact of these factors.
Our revenue may be subject to fluctuations based on the level of significant large project-based purchases.
No single customer has represented more than 10% of our revenue in any of the last three fiscal years. However, many of our customers make significant one-time hardware purchases for large projects that are not repeated. As a result, our revenue may be subject to significant fluctuations based on whether we are able to close significant project based sales opportunities. In addition, in our SmartSense by Digi and Ventus businesses certain customers have outsized deployments relative to other customers. It is possible we will see revenue fluctuations in these businesses based upon the scale of new deployments in different financial periods. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenue for that period.
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
Technology and Cybersecurity Risks
We are subject to various cybersecurity risks, which are particularly acute in cloud-based technologies that we and other third parties operate that form a part of our solutions or that we rely on to conduct our operations. These risks may increase our costs and could damage our brand and reputation.
As we continue to direct a substantial portion of our sales and development efforts toward broader based solutions, such as SmartSense by Digi, the Digi Remote Manager and Ventus offerings, we expect to store, convey and potentially process significant amounts of data produced by devices. We have completed a number of acquisitions in recent years and have inherited a range of different systems that store, convey and potentially process data and in some cases we may be delayed or choose not to integrate these systems into similar systems used in other parts of our business. Further many of our business applications that we rely upon to operate our business now exist within cloud platforms that are managed by third parties. These factors may add to the risk of breach by third parties.
This data may include confidential or proprietary information, intellectual property or personally identifiable information of our customers or other third parties with whom they do business. It is important for us to maintain solutions and related infrastructure that are perceived by our customers and other parties with whom we do business as providing reasonable levels of reliability and security. Despite available security measures and other precautions, the infrastructure and transmission methods used by our products and services or otherwise associated with our operations may be vulnerable to interception, attack or other disruptive problems. Continued high-profile data breaches at other companies evidence an external environment that is becoming increasingly hostile to information security. Improper disclosure of data or a perception that our data security is insufficient could harm our reputation, give rise to legal proceedings or subject our company to liability under laws that protect data, which may evolve and expand in scope over time. Any of these factors could result in increased costs and loss of revenue for us.
If a cyberattack or other security incident were to allow unauthorized access to or modification of our customers’ data or our own data, whether due to a failure with our systems or related systems operated by third parties, we could suffer damage to our brand and reputation.
The costs we would incur to address and fix these incidents could significantly increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring. Further, as the regulatory focus on privacy and data security issues continues to increase and worldwide laws and regulations concerning the protection of information continue to become more complex, the potential risks and costs of compliance to our business are expected to intensify.

Our products operate with and are dependent on products and components across a broad ecosystem. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, we could face increased costs, reduced revenue, liability claims or damage to our reputation or competitive position.
In addition, cybersecurity is an issue that is becoming increasingly regulated. As regulations take effect or evolve it is possible we may encounter issues being fully compliant with these legal standards which could result in material adverse effects on our business.
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
Our failure to comply effectively with the requirements of applicable legislation and regulation, including but not limited to environmental rules and regulations, could have a material adverse effect on our revenue and profitability.
Production and marketing of products in certain states and countries may subject us to environmental and other regulations. In addition, certain states and countries may pass new regulations requiring our products to meet certain requirements to use environmentally friendly components or to avoid the procurement of materials and components from certain places in the world. For instance, the European Union has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment and disposal of equipment placed in the European Union market. The Restrictions of Hazardous Substances Directive bans the use of certain hazardous materials in electric and electrical equipment which are put on the market in the European Union. In the future, various governments may adopt further environmental compliance programs or other rules or regulations that may impact our business operations. If we fail to comply with these regulations, we may not be able to sell our products in jurisdictions where these regulations apply, which could have a material adverse effect on our revenue and profitability.
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
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal 2023, the closing price of our common stock on the Nasdaq Global Select Market ranged from $27.00 to $42.94 per share. Our closing sale price on November 20, 2023 was $25.29 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, departures of key personnel, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions and risks may, for example, have a significant impact on the market price of our common stock.
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
Certain of our components and other materials used in producing our products are from regions susceptible to natural disasters or other events beyond our control, such as the Covid-19 pandemic that was highly disruptive to businesses during the last few years or the ongoing wars in Ukraine and the Middle East. These and other events beyond our control can adversely impact our supply chains and our business. If we are unable to procure necessary materials, we could experience a disruption to our supply chain that would hinder our ability to produce our products in a timely manner. It also could cause us to seek other sources of supply which may be more costly or which we may not be able to procure on a timely basis. We also risk damage to any tooling, equipment or inventory at the supplier’s facilities. For instance, flooding in October 2011 and a fire in November 2014 disrupted the operations at one of our contract manufacturers in Thailand. In addition, our customers may not follow their normal purchasing patterns or temporarily cease purchasing from us due to impacts to their businesses in the region, creating unexpected fluctuations or decreases in our revenue and profitability. Natural disasters, wars and other events beyond our control could have material adverse impacts on our business.
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 1C. CYBERSECURITY

None.
ITEM 2. PROPERTIES
The following table contains a listing of our property locations that are material to us as of September 30, 2023:

Location of Property	Use of Facility	Segment	Approximate Square Footage	Ownership or Lease Expiration Date
Hopkins, MN (World headquarters)	Research & development, sales, sales support, marketing and administration	IoT Products & Services	59,497	January 2032
Eden Prairie, MN	Manufacturing and warehousing	IoT Products & Services	58,000	Owned
Sandy, UT	Sales, technical support, research & development, administration, manufacturing and warehousing	IoT Products & Services	35,466	December 2030
Norwalk, CT	Sales, sales support, technical support, research & development, administration, manufacturing and warehousing	IoT Solutions	14,115	July 2027
Boston, MA	Research & development, sales, sales support and marketing	IoT Solutions	13,302	August 2026
Queensland, Australia	Research & development	IoT Products & Services	12,422	November 2026
Mishawaka, IN	Sales, technical support and administration	IoT Solutions	7,829	August 2026
Edison, NJ	Administration	IoT Products & Services	6,223	March 2025
In addition to the above locations, we have various other locations throughout the world that are not deemed to be material.
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, we are subject to various claims and litigation, which may include, but are not limited to, patent infringement and intellectual property claims, employment claims and claims involving customers or vendors. While we are unable to predict the outcome of any potential claims or litigation due to the inherent unpredictability of these matters, we believe that it is possible that we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our operations in any particular period. See Note 16 to the consolidated financial statements included in this annual report for additional information relating to legal matters.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our common stock is listed under the symbol DGII on the Nasdaq Global Select Market tier of the Nasdaq Stock Market LLC. On November 20, 2023 there were 97 stockholders of record.
Issuer Repurchases of Equity Securities
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of fiscal 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2023 - July 31, 2023	—	$—	—	$—
August 1, 2023 - August 31, 2023	8,841	$30.61	—	$—
September 1, 2023 - September 30, 2023	—	$—	—	$—
Total	8,841	$30.61	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our common stock for the period from the close of the Nasdaq Stock Market - U.S. Companies on September 30, 2018 to September 30, 2023, the last day of fiscal 2021, with the total cumulative return for the Nasdaq U.S. Benchmark TR Index (the "U.S. Benchmark Index") and the Nasdaq Telecommunications Index (the "Peer Index") over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2018, for our common stock, the U.S. Benchmark Index and the Peer Index and assumes the reinvestment of all dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
$300
$200
$100
$0
FY18
FY19
FY20
FY21
FY22
FY23
Period Ending
Digi International Inc.
U.S. Benchmark Index
Peer Index

	FY18	FY19	FY20	FY21	FY22	FY23
Digi International Inc.	$100.00	$101.26	$116.21	$156.65	$257.03	$200.74
Nasdaq U.S. Benchmark TR Index	$100.00	$102.97	$118.89	$156.96	$128.70	$155.13
Nasdaq Telecommunications Index	$100.00	$114.51	$118.16	$130.21	$94.60	$112.75
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our consolidated financial statements and other information in this Annual Report on Form 10-K.
We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for fiscal 2022, filed with the SEC on November 23, 2022. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for fiscal 2021 compared to fiscal 2022.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-K contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
This discussion contains forward-looking statements that are based on management’s current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "assume," "believe," "anticipate," "intend," "estimate," "target," "may," "will," "expect," "plan," "potential," "project," "should," or "continue," or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, perceived marketplace opportunities and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to ongoing and varying inflationary and deflationary pressures around the world and the monetary policies of governments globally as well as present concerns about a potential recession and the ability of companies like us to operate a global business in such conditions as well as negative effects on product demand and the financial solvency of customers and suppliers in such conditions, risks related to ongoing supply chain challenges that continue to impact businesses globally, risks arising from the present war in Ukraine and the Middle East, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions, our ability to defend or settle satisfactorily any litigation, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, those set forth in Item 1A, Risk Factors, of this Annual Report on Form 10-K, subsequent filings on Form 10-Q and other filings, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a leading global provider of business and mission-critical IoT connectivity products, services and solutions. Our business is comprised of two reporting segments: IoT Products & Services and IoT Solutions.
In fiscal 2023, our key operating objectives included:
•continuing to transition to complete solutions with software and service offerings included with our products, as this drives ARR, which provides more predictable and higher margin revenues; and
•delivering a higher level of services across our businesses.
During fiscal 2023 we delivered on these objectives by increasing ARR by 12% from the end of fiscal 2022 to the end of fiscal 2023. This included an increase of 47% in our Products and Services business segment and 5% in our Solutions business segment. We also believe our high service levels are evidenced by an overall increase in revenues of 15% from fiscal 2022 to fiscal 2023.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for fiscal 2023 that we feel are most important in these evaluations, with comparisons to fiscal 2022:
•Consolidated revenue was $445 million, an increase of 15%.
•Consolidated gross profit was $252 million, an increase of 17%.
•Gross profit margin was 56.7% versus 55.7%.
•Net income was $25 million, compared to $19 million, an increase of 28%.
•Diluted earnings per share was $0.67, compared to $0.54, an increase of 24%.
•Adjusted net income was $74 million, or $1.99 per diluted share, compared to $60 million, or $1.66 per diluted share, an increase of 20%.
•Adjusted EBITDA was $97 million, or 21.7% of revenue, compared to $79 million or 20.5% of revenue.
•ARR was over $106 million at the end of the fiscal year, an increase of 12%.
Key trends regarding our existing business
There are a number of circumstances globally that we are monitoring for potential impacts on our business. While the Covid-19 pandemic has ceased disrupting daily life, new variants of the virus continue to emerge. If any of these are considered dangerous, governments may react with a return to more restrictive policies. Global economic conditions and political tensions also have the ability to cause business disruptions. For instance, because of the war in Ukraine sanctions remain imposed on trade with Russia and Belarus which has the potential to disrupt the supply of raw materials needed to make components. Political tensions between China and western governments have become more heightened which could lead to similar disruptions. And the ongoing war in the Middle East could have a range of negative impacts for the global economy such as increases in the price of oil which could impact transportation costs. Central banks globally have increased interest rates significantly in an effort to combat inflation which has heightened concerns of recession in many regions of the world. These situations could all lead to potential adverse impacts on a wide range of businesses and could disrupt supply chains and impact the businesses of our vendors and customers in ways that could impact our sales.
With respect to supply chain, conditions did improve during fiscal 2023, but we still experience shortages of some important components. These supply chain shortages have led to component purchases at levels that were higher than historical trends to assure we could meet customer demand which drove higher levels of inventory. We increased our inventory write downs in the fourth fiscal quarter of 2023. We expect the supply chain to continue to normalize in fiscal 2024 as we work through elevated inventory levels.
In addition, to the above macro conditions, we believe the following trends will continue to impact our business in fiscal 2024 and beyond:
•We believe the market for Industrial IoT products and services is in the midst of a long-term expansion across a broad range of industries and solutions.
•As recurring revenue from subscription and cloud monitoring services becomes a greater portion of our overall revenue, delivering at higher gross margins rates than one-time revenue, we expect gross margin rates to expand.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our consolidated statements of operations, expressed as a percentage of revenue and as a percentage of change from year-to-year for the years indicated:

	Year ended September 30,		% Increase (decrease)
	2023	2022	2023 compared to 2022
Revenue	100.0	100.0	—
Cost of sales	43.3	44.3	(1.0)
Gross profit	56.7	55.7	1.0
Operating expenses	45.4	45.9	(0.5)
Operating income	11.3	9.8	1.5
Other expense, net	(5.7)	(5.0)	(0.7)
Income before income taxes	5.6	4.8	0.8
Income tax benefit	—	(0.2)	0.2
Net income	5.6%	5.0%	0.6
REVENUE BY SEGMENT

	Year ended September 30,
($ in thousands)	2023		2022		% Increase (decrease)
Revenue
IoT Products & Services	$345,680	77.7%	$297,645	76.7%	16.1
IoT Solutions	99,169	22.3	90,580	23.3	9.5
Total revenue	$444,849	100.0%	$388,225	100.0%	14.6
IoT Products & Services
IoT Products & Services revenue increased 16.1% for fiscal 2023, as compared to fiscal 2022. This primarily was the result of growth in the volume of sales in our OEM and Infrastructure Management product lines.
IoT Solutions
IoT Solutions revenue increased 9.5% for fiscal 2023, as compared to fiscal 2022. This was the result of growth in the volume of sales in both our SmartSense by Digi and Ventus offerings, as well as 2022 results excluding the results of Ventus prior to our November acquisition.
ARR
ARR was $106 million as of September 30, 2023, compared to $95 million as of September 30, 2022. IoT Products & Services ARR was $22 million as of September 30, 2023, compared to $15 million as of September 30, 2022. IoT Solutions ARR was $84 million as of September 30, 2023, compared to $80 million as of September 30, 2022. These increases in ARR in both business segments were driven by the expansion of business with existing customers who purchase on a subscription basis as well as sales to new customers. While it is possible to experience a loss of subscription based customer business due to contraction of a customer’s business or through competition, in general we believe if we provide a high level of service to our subscription based customers our level of ARR will continue to increase over time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT
Below are our segments' cost of goods sold and gross profit as a percentage of their respective total revenue:

	Year ended September 30,				Basis point increase (decrease)
($ in thousands)	2023		2022
Cost of Goods Sold
IoT Products & Services	$157,722	45.6%	$137,528	46.2%	(60)
IoT Solutions	34,924	35.2%	34,411	38.0%	(280)
Total cost of goods sold	$192,646	43.3%	$171,939	44.3%	(100)

	Year ended September 30,				Basis point increase (decrease)
($ in thousands)	2023		2022
Gross Profit
IoT Products & Services	$187,958	54.4%	$160,117	53.8%	60
IoT Solutions	64,245	64.8%	56,169	62.0%	280
Total gross profit	$252,203	56.7%	$216,286	55.7%	100
IoT Product & Services
IoT Products & Services gross profit margin increased 60 basis points for fiscal 2023 as compared to the prior fiscal year. This increase was primarily the result of a reduction in the price of component purchases due to eased inflationary pressures partially offset by write-downs of inventory.
IoT Solutions
The IoT Solutions gross profit margin increased 280 basis points for fiscal 2023 as compared to the prior fiscal year. This increase was primarily the result of growth in higher margin ARR subscription revenues.
OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Year ended September 30,
($ in thousands)	2023		2022		$ increase (decrease)	% Increase (decrease)
Operating expenses:
Sales and marketing	$81,681	18.3%	$70,366	18.1%	$11,315	16.1%
Research and development	58,648	13.2	55,098	14.2	3,550	6.4
General and administrative	61,779	13.9	58,802	15.2	2,977	5.1
Change in fair value of contingent consideration	—	—	(6,200)	(1.6)	6,200	N/M
Total operating expenses	$202,108	45.4%	$178,066	45.9%	$24,042	13.5%
The $24.0 million increase in operating expenses in fiscal 2023 from fiscal 2022 primarily was the result of no fair value changes of contingent consideration in 2023 compared to a $6.2 million gain in 2022, incremental investments in Opengear and SmartSense by Digi, an increase in stock-based compensation expense and an increase in costs associated with ongoing litigation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER EXPENSE, NET

	Year ended September 30,
($ in thousands)	2023		2022		$ increase (decrease)	% Increase (decrease)
Other expense, net:
Interest expense, net	$(25,236)	(5.7)%	$(19,690)	(5.1)%	$(5,546)	28.2%
Other expense, net	59	—	98	—	(39)	(39.8)
Total other expense, net	$(25,177)	(5.7)%	$(19,592)	(5.1)%	$(5,585)	28.5%
The $5.6 million increase in other expense in fiscal 2023 from fiscal 2022 primarily was the result of an increase in our interest expense due to an increase in our effective interest rate (see Note 7 to the condensed consolidated financial statements).
INCOME TAXES
Our effective income tax benefit rates were 0.6%, (4.1)% and (15.2)% for fiscal 2023, 2022 and 2021, respectively. Our effective tax rate will vary based on a variety of factors. These include our overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlement of audits (see Note 12 to our consolidated financial statements).
KEY BUSINESS METRICS
Annualized Recurring Revenue, or ARR, represents the annualized monthly value of all billable subscription contracts, measured at the end of any fiscal period. Subscriptions primarily include contracts for term-based equipment usage, the delivery of data insights, extended warranty coverage or customer service coverage. ARR excludes one-time items such as non-bundled hardware sales, professional services and wireless design services. Contracts with known, future expiration dates are included in ARR through their expiration date as long as collection is deemed likely. ARR should be viewed independently of revenue and deferred revenue and is not intended to replace or forecast either item. Digi management uses ARR to manage and assess the growth of our subscription revenue business. Because ARR does not have a consistent definition, it is unlikely to be compared to the similarly titled measurements of other companies. We believe ARR is an indicator of the scale of our subscription revenue business and is less subject to seasonality and contract term changes than other metrics.

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
We believe that providing historical and adjusted net income and adjusted net income per diluted share, respectively, exclusive of such items as reversals of tax reserves, discrete tax benefits, restructuring charges and reversals, intangible amortization, stock-based compensation expense, other non-operating income/expense, adjustments to estimates of contingent consideration, acquisition-related expenses and interest expense related to acquisition permits investors to compare results with prior periods that did not include these items. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. In addition, certain of our stockholders have expressed an interest in seeing financial performance measures exclusive of the impact of these matters, which while important, are not central to the core operations of our business. Management believes that Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, acquisition-related expenses, restructuring charges and reversals and changes in fair value of contingent consideration is useful to investors to evaluate our core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the consolidated statements of operations. We believe that the presentation of Adjusted EBITDA as a percentage of revenue is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:

Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Year ended September 30,
	2023		2022
		% of total revenue		% of total revenue
Total revenue	$444,849	100.0%	$388,225	100.0%

Net income	24,770	5.6%	$19,383	5.0%
Interest expense, net	25,236		19,690
Income tax (benefit)	148		(755)
Depreciation and amortization	31,979		33,839
Stock-based compensation expense	13,286		8,578
Changes in fair value of contingent consideration	—		(6,200)
Restructuring charge	141		275
Acquisition and integration expense	940		4,605
Adjusted EBITDA	$96,500	21.7%	$79,415	20.5%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Year ended September 30,
	2023		2022
Net income and net income per diluted share	24,770	$0.67	$19,383	$0.54
Amortization	25,226	0.68	27,195	0.76
Stock-based compensation expense	13,286	0.36	8,578	0.24
Other non-operating expense	(59)	—	(98)	—
Acquisition and integration expense	940	0.03	4,605	0.13
Changes in fair value of contingent consideration	—	—	(6,200)	(0.17)
Restructuring charge	141	—	275	0.01
Interest expense, net	25,236	0.68	19,690	0.54
Tax effect from above net income adjustments (1)	(18,488)	(0.50)	(9,901)	(0.28)
Discrete tax benefits (2)	2,490	0.07	(3,933)	(0.11)
Adjusted net income and adjusted net income per diluted share (3)	$73,542	$1.99	$59,594	$1.66
Diluted weighted average common shares		36,869		35,995
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2023 and 2022 based on adjusted net income.
(2)For the twelve months ended September 30, 2023 and September 30, 2022, discrete tax benefits include excess tax benefits recognized on stock compensation and expiring statute of limitations.
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
During the second quarter of fiscal 2021 we sold 4,025,000 shares of our common stock and received net proceeds of $73.8 million (see Note 13 to our consolidated financial statements).
Our outstanding debt as of September 30, 2023 was issued under a third amended and restated credit agreement Digi entered with BMO on December 22, 2021. Digi refinanced the Term Loan Facility and Revolving Loan Facility under its existing credit agreement entered into on November 1, 2021, but did not receive any additional proceeds from nor modify the amounts of any facilities or subfacilities contained within that credit agreement. The credit agreement consists of a $350 million term loan B secured loan and a $35 million revolving credit facility. The $35 million revolving credit facility, which presently has no outstanding balance, includes a $10 million letter of credit subfacility and $10 million swingline subfacility. As of September 30, 2023, $35.0 million remained available under the Revolving Loan, which included $10 million available for a letter of credit subfacility and $10 million available under a swingline subfacility, the outstanding amounts of which decrease the available commitment. For additional information regarding the terms of our Credit Facility (see Note 7 to our consolidated financial statements).
We expect positive cash flows from operations. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next twelve months and beyond.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As follows, our consolidated statements of cash flows for the years ended September 30, 2023 and 2022 is summarized:

	Year ended September 30,
($ in thousands)	2023	2022
Operating activities	$36,751	$37,740
Investing activities	(4,345)	(349,528)
Financing activities	(34,500)	192,782
Effect of exchange rate changes on cash and cash equivalents	(1,113)	1,474
Net decrease in cash and cash equivalents	$(3,207)	$(117,532)
Cash flows from operating activities decreased $1.0 million primarily as a result of:
•an increase in net operating assets and liabilities (net of acquisitions) during fiscal 2023 of $19.1 million, compared to $18.4 million in fiscal 2022,
•a decrease in amortization expense, and
•increases in deferred income tax benefits (provisions) and provisions for bad debt.
These decreases were partially offset by:
•no changes in the fair value of contingent consideration in fiscal 2023 compared to a decrease of $6.2 million in fiscal 2022, and
•increases in stock compensation expense and net income.
Cash flows used in investing activities decreased $345.2 million primarily as a result of:
•no acquisitions occurring in fiscal 2023 compared to $347.5 million used for acquisitions in fiscal 2022, primarily related to our November 2021 acquisition of Ventus (see Note 2 to the consolidated financial statements).
This increase was partially offset by:
•an increase in purchases of property, equipment, improvements and certain other intangible assets.
Cash flows from financing activities decreased $227.3 million primarily as a result of:
•no proceeds from loans in fiscal 2023 compared to $350.0 million in proceeds from the Term Loan issued in November 2021 in fiscal 2022, and
•a reduction in proceeds from stock plan transactions.
This decrease was partially offset by:
•payments on debt of $36.4 million in fiscal 2023 compared to $148.1 million in fiscal 2022,
•no payments of debt issuance costs in fiscal 2023 compared to $13.4 million in fiscal 2022,
•an increase in ESPP proceeds, and
•a decrease in taxes paid for net share settlements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations at September 30, 2023:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$20,276	$3,999	$6,634	$3,938	$5,705
Revolving loan	213,625	17,500	35,000	35,000	126,125
Interest on long-term debt	90,492	21,978	37,442	29,977	1,095
Total	$324,393	$43,477	$79,076	$68,915	$132,925
The operating lease agreements included above primarily relate to office space. The table above does not include our possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $3.2 million as of September 30, 2023. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
FOREIGN CURRENCY
We are not exposed to a significant amount of foreign currency transaction risk associated with sales transactions as the majority of our sales are denominated in U.S. Dollars. We are exposed to foreign currency translation risk as the financial position and operating results of our foreign subsidiaries are translated into U.S. Dollars for consolidation. We manage our net asset or net liability position for non-functional currency accounts, primarily the U.S. Dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
During 2023, 2022 and 2021, we had approximately $121.1 million, $85.8 million and $80.7 million, respectively, of revenue related to foreign customers including export sales, of which $0.8 million were denominated in foreign currencies, predominantly the Canadian Dollar. In future periods, we continue to expect that the majority of our sales will be in U.S. Dollar.
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
Digi Support Services revenues are recognized over the life of the support contract and included in our IoT Products & Services segment. Some of Digi Support Services revenue is one-time in nature for training and this revenue is recognized as the services are performed.
Professional Services Revenue
Professional services revenue is derived from our Digi Wireless Design Services contracts on either on a time-and-materials or a fixed-fee basis. These revenues are one-time in nature, are included in our IoT Products & Services segment and are recognized as the services are performed for time-and-materials contracts or as invoiced for fixed-fee contracts.
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
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. For our quantitative goodwill impairment tests, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an impairment loss must be recognized for the excess. We have two reportable segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 4 to the consolidated financial statements). Effective with the reorganization announcement on October 7, 2020 (see Note 10), our IoT Products & Services business is structured to include four reporting units under the IoT Products & Services segment, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Following our acquisition of Ventus in the first fiscal quarter of 2022, IoT Solutions is comprised of two reporting units; Ventus and SmartSense by Digi. Each of our six reporting units have been tested individually for impairment.
The fair value of each reporting unit is determined using a weighted combination of an income and market approach. A discounted cash flow (“DCF”) method is utilized for the income approach. In developing the DCF analysis, our assumptions about future revenues, expenses, capital expenditures, and changes in working capital are based on management’s projections, and assume a terminal growth rate thereafter. A separate discount rate is determined for each reporting unit and these cash flows are then discounted to determine the fair value of the reporting unit. The market approach determines a value derived from the guideline company method. This market approach method estimates the price reasonably expected to be realized from the sale of the reporting unit based on comparable companies.
Assumptions and estimates to determine fair values under the income and market approaches are complex and often subjective. They can be affected by a variety of factors. These include external factors such as industry and economic trends. They also include internal factors such as changes in our business strategy and our internal forecasts. We believe we made a reasonable estimate with the assumptions used to calculate the fair values of our two reporting segments. Changes in circumstances or a potential event could negatively affect the estimated fair values. We will continue to monitor potential impacts to our assumptions, as any changes could potentially affect our cash flows and market capitalization. If our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units, we may be required to record future impairment charges for goodwill.
Digi conducted an analysis as of September 30, 2023 and concluded changes in market conditions from the time of the fiscal 2023 test, conducted as of June 30,2023, were not indicative of a reduction in fair value of any of our reporting units.
Results of our Fiscal 2023 Annual Impairment Test
As of June 30, 2023, we had a total of $32.7 million of goodwill for the Cellular Routers reporting unit, $57.1 million of goodwill for the Console Servers reporting unit, $64.6 million of goodwill for the OEM Solutions reporting unit, $20.4 million of goodwill for the Infrastructure Management reporting unit, $48.9 million of goodwill for the SmartSense by Digi reporting unit and $118.6 million of goodwill for the Ventus reporting unit. At June 30, 2023, the fair value of goodwill exceeded the carrying value for all six reporting units and no impairment was recorded.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
We may be exposed to interest rate risk should we decide to invest in marketable securities. When we held marketable securities, we classified them as available-for-sale and they were carried at fair value. Our investments historically consisted of money market funds, certificates of deposit, commercial paper, corporate bonds and government municipal bonds. Our investment policy specifies the types of eligible investments and minimum credit quality of our investments, as well as diversification and concentration limits which mitigate our risk. We do not use derivative financial instruments to hedge against interest rate risk because the majority of our investments mature in less than one year.
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of September 30, 2023, we had $213.6 million outstanding under our Term Loan and $0.0 million outstanding under our Revolving Loan. Following an amendment in December 2021, borrowings under the Term Loan Facility bore interest at a rate based on LIBOR until the discontinuation of LIBOR on June 30, 2023. Following this date, borrowings under the Term Loan Facility are subject to a rate based on the Secured Overnight Financing Rate ("SOFR") with a credit spread adjustment to adjust for the change in reference rate ranging from 0.10% to 0.40%, depending on Digi's interest election. Borrowings under the Term Loan Facility are subject to a rate based on SOFR, with a floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.50%, or the one-month SOFR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00% to 3.75% for SOFR loans and 3.00% to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. Based on the balance sheet position for both the Term Loan and Revolving Loan at September 30, 2023, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.5 million. For additional information, see Note 7 to our consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.
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
The table below compares the average monthly exchange rates of the Euro, British Pound Canadian Dollar and Australian Dollar:

	Fiscal year ended September 30,		% increase
	2023	2022	(decrease)
Euro	1.0679	1.1057	(3.4)%
British Pound	1.2183	1.1377	7.1%
Canadian Dollar	0.7380	0.7768	(5.0)%
Australian Dollar	0.6423	0.7105	(9.6)%
A 10.0% change from the 2023 average exchange rate for the Euro, British Pound, Canadian Dollar and Australian Dollar to the U.S. Dollar would have resulted in an immaterial increase or decrease in fiscal 2023 annual revenue and a 1.0% increase or decrease in stockholders' equity at September 30, 2023. The above analysis does not take into consideration any pricing adjustments we may make in response to changes in the exchange rates.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Digi International Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Digi International Inc. and subsidiaries (the "Company") as of September 30, 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for the year ended September 30, 2023, and the related notes and the schedule listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and the results of its operations and its cash flows for the year ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill — Cellular Routers, Smart Sense, and Ventus Reporting Units — Refer to Notes 1 and 3 to the financial statements
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used a combination of the income approach and market approach to estimate fair value, which requires management to make significant estimates and assumptions, specifically related to the determination of discount rates and forecasts of future gross margins and earnings before income taxes, depreciation, and amortization (“EBITDA”) margins used in the income approach. Changes in these assumptions could have a significant impact on the fair value. The goodwill balance was $342.3 million as of June 30, 2023, of which $32.7 million, $48.9 million, and $118.6 million was allocated to the Cellular Routers, Smart Sense, and Ventus reporting units, respectively.
We identified goodwill for the Cellular Routers, Smart Sense, and Ventus reporting units as a critical audit matter because of the significant judgments made by management to estimate the fair value of these reporting units, specifically related to the determination of discount rates and forecasts of future gross margins and EBITDA margins. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rates and future assumptions of gross margins and EBITDA margins.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rates and forecasts of future gross margins and EBITDA margins used by management to estimate the fair value of the Cellular Routers, Smart Sense and Ventus reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Cellular Routers, Smart Sense, and Ventus reporting units, such as controls related to management’s selection of the discount rates and forecasts of future gross margins and EBITDA margins.
•We evaluated management’s ability to accurately forecast future gross margins and EBITDA margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s gross margin and EBITDA margin forecasts by comparing the forecasts to:
◦Historical gross margins and EBITDA margins.
◦Forecasted information included in Company press releases as well as in industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates by:
◦Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
November 22, 2023

We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Digi International Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Digi International Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2022, and the related notes and consolidated financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2016 to 2022.

Cincinnati, Ohio
November 23, 2022

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2023	2022	2021
	(in thousands, except per common share data)
Revenue:
Product	$331,162	$290,170	$265,805
Service	113,687	98,055	42,827
Total revenue	444,849	388,225	308,632
Cost of sales:
Cost of product	161,451	140,615	124,065
Cost of service	27,233	26,027	13,412
Amortization	3,962	5,297	4,498
Total cost of sales	192,646	171,939	141,975
Gross profit	252,203	216,286	166,657
Operating expenses:
Sales and marketing	81,681	70,366	61,909
Research and development	58,648	55,098	46,623
General and administrative	61,779	58,802	41,825
Change in fair value of contingent consideration	—	(6,200)	5,772
Total operating expenses	202,108	178,066	156,129
Operating income	50,095	38,220	10,528
Other expense, net:
Interest expense, net	(25,236)	(19,690)	(1,385)
Other income (expense), net	59	98	(144)
Total other expense, net	(25,177)	(19,592)	(1,529)
Income before income taxes	24,918	18,628	8,999
Income tax expense (benefit)	148	(755)	(1,367)
Net income	$24,770	$19,383	$10,366

Net income per common share:
Basic	$0.69	$0.55	$0.32
Diluted net income per common share:
Diluted	$0.67	$0.54	$0.31
Weighted average common shares:
Basic	35,820	35,031	32,111
Diluted	36,869	35,995	33,394
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2023	2022	2021
	(in thousands)
Net income	$24,770	$19,383	$10,366
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(957)	(3,308)	1,071
Other comprehensive (loss) income, net of tax	(957)	(3,308)	1,071
Comprehensive income	$23,813	$16,075	$11,437

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2023	2022
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$31,693	$34,900
Accounts receivable, net	55,997	50,450
Inventories	74,396	73,223
Deferred tax assets	—	3,764
Other current assets	4,112	3,871
Total current assets	166,198	166,208
Property, equipment and improvements, net	29,108	27,594
Identifiable intangible assets, net	277,084	302,064
Goodwill	341,593	340,477
Deferred tax assets	4,884	—
Operating lease right-of-use assets	12,876	15,299
Other non-current assets	3,788	2,253
Total assets	$835,531	$853,895
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,523	$15,523
Accounts payable	17,148	32,373
Income taxes payable	1,116	96
Accrued compensation	16,427	14,576
Unearned revenue	25,274	19,803
Current portion of operating lease liabilities	3,352	3,196
Other current liabilities	7,138	10,940
Total current liabilities	85,978	96,507
Income taxes payable	2,308	2,441
Deferred tax liabilities	1,812	9,666
Long-term debt	188,051	222,448
Operating lease liabilities	13,989	16,978
Other non-current liabilities	2,905	4,342
Total liabilities	295,043	352,382
Commitments and Contingencies (see Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 42,501,150 and 41,950,732 shares issued	425	420
Additional paid-in capital	403,735	385,244
Retained earnings	224,845	200,075
Accumulated other comprehensive loss	(27,011)	(26,054)
Treasury stock, at cost, 6,436,204 and 6,412,812 shares	(61,506)	(58,172)
Total stockholders’ equity	540,488	501,513
Total liabilities and stockholders’ equity	$835,531	$853,895

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2023	2022	2021
Operating activities:	(in thousands)
Net income	$24,770	$19,383	$10,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	6,753	6,644	4,343
Amortization	27,203	30,928	16,534
Stock-based compensation expense	13,286	8,578	8,135
Deferred income tax provision	(12,739)	(3,387)	(4,598)
Change in fair value of contingent consideration	—	(6,200)	5,772
(Reversal) provision for bad debt and product return	(2,633)	427	2,290
Other, net	(806)	(188)	131
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(2,925)	(541)	11,467
Inventories	(5,062)	(34,468)	5,879
Other assets	(1,214)	(545)	(1,657)
Income taxes	4,088	(1,305)	165
Accounts payable	(15,503)	7,281	(5,578)
Accrued expenses	1,533	11,133	4,474
Net cash provided by operating activities	36,751	37,740	57,723
Investing activities:
Acquisition of businesses, net of cash acquired	—	(347,554)	(19,108)
Purchase of property, equipment, improvements and certain other intangible assets	(4,345)	(1,974)	(2,257)
Net cash used in investing activities	(4,345)	(349,528)	(21,365)
Financing activities:
Proceeds from long-term debt	—	350,000	617
Payments of debt issuance costs	—	(13,443)	—
Payments on long-term debt	(36,375)	(148,118)	(15,624)
Payments for contingent consideration	—	—	(4,200)
Proceeds from issuances of stock, net of offering expenses	—	—	73,830
Proceeds from stock option plan transactions	3,926	9,505	8,525
Proceeds from employee stock purchase plan transactions	2,263	1,500	1,214
Taxes paid for net share settlement of share-based payment awards	(4,314)	(6,662)	(2,120)
Net cash (used in) provided by financing activities	(34,500)	192,782	62,242
Effect of exchange rate changes on cash and cash equivalents	(1,113)	1,474	(297)
Net (decrease) increase in cash and cash equivalents	(3,207)	(117,532)	98,303
Cash and cash equivalents, beginning of period	34,900	152,432	54,129
Cash and cash equivalents, end of period	$31,693	$34,900	$152,432

Supplemental disclosures of cash flow information:
Interest paid	$26,351	$14,209	$917
Income taxes paid, net	$8,693	$4,333	$3,684
Supplemental schedule of non-cash investing and financing activities:
Accrual for property, equipment, improvements and certain other intangibles assets	$(277)	$(191)	$(98)
Tenant improvement allowance	$—	$—	$(1,000)
Transfer of inventory to property, equipment and improvements	$(3,889)	$(6,237)	$(1,838)
Liability related to acquisition of business	$—	$—	$(6,200)
Term debt refinanced as credit facility	$—	$—	$50,000

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For fiscal years ended September 30, 2022, 2021 and 2020
(in thousands)							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Equity
Balance on September 30, 2020	35,513	$355	6,353	$(55,109)	$279,741	$170,330	$(23,817)	$371,500
Net income	—	—	—	—	—	10,366	—	10,366
Other comprehensive income	—	—	—	—	—	—	1,071	1,071
Issuance of common stock, net of transaction expenses	4,025	40	—	—	73,790	—	—	73,830
Other	—	—	—	—	—	(4)	—	(4)
Employee stock purchase issuances	—	—	(79)	694	520	—	—	1,214
Taxes paid for net share settlement of share-based payment awards	—	—	117	(2,120)	—	—	—	(2,120)
Issuance of stock under stock award plans	1,115	12	—	—	8,513	—	—	8,525
Stock-based compensation expense	—	—	—	—	8,135	—	—	8,135
Balance on September 30, 2021	40,653	407	6,391	(56,535)	370,699	180,692	(22,746)	472,517
Net income	—	—	—	—	—	19,383	—	19,383
Other comprehensive loss	—	—	—	—	—	—	(3,308)	(3,308)
Employee stock purchase issuances	—	—	(80)	726	774	—	—	1,500
Taxes paid for net share settlement of share-based payment awards	—	—	102	(2,363)	(4,299)	—	—	(6,662)
Issuance of stock under stock award plans	1,297	13	—	—	9,492	—	—	9,505
Stock-based compensation expense	—	—	—	—	8,578	—	—	8,578
Balances, September 30, 2022	41,950	420	6,413	(58,172)	385,244	200,075	(26,054)	501,513
Net income	—	—	—	—	—	24,770	—	24,770
Other comprehensive loss	—	—	—	—	—	—	(957)	(957)
Employee stock purchase issuances	—	—	(83)	787	1,476	—	—	2,263
Taxes paid for net share settlement of share-based payment awards	—	—	106	(4,121)	(193)	—	—	(4,314)
Issuance of stock upon under stock award plans	551	5	—	—	3,922	—	—	3,927
Stock-based compensation expense	—	—	—	—	13,286	—	—	13,286
Balances, September 30, 2023	42,501	$425	6,436	$(61,506)	$403,735	$224,845	$(27,011)	$540,488

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Description
We are a leading global provider of business and mission-critical IoT connectivity products, services and solutions. We help our customers create next-generation connected products to deploy, monitor and manage critical communications infrastructures and compliance standards in demanding environments with high levels of security and reliability. We have two reportable segments: (i) IoT Products & Services; and (ii) IoT Solutions.
Principles of Consolidation
The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year presentation.

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
Accounts Receivable
Accounts receivable are stated at the amount we expect to collect. This amount is net of an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments and a reserve for future credit returns and pricing adjustments.  The following factors are considered when determining the collectability of specific customer accounts:  customer creditworthiness, past transaction history with the customer, and changes in customer payment terms or practices.  In addition, overall historical collection experience, current economic industry trends, and a review of the current status of trade accounts receivable are considered when determining the required allowance for credit losses.  Based on our assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to our allowance for credit losses.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the allowance for credit losses and a credit to accounts receivable. Estimated reserves for future credit returns and pricing adjustments are established based on an analysis of historical patterns of credit returns and price adjustments compared to received credit returns and distribution sales for the current period. Estimated reserves for future credit returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded. Estimated sales returns for our distributor stock rotation program are accounted for under the guidance of Accounting Standard Codification ("ASC") 845 Nonmonetary Transactions.
The following table presents a reconciliation of the allowance for credit losses (in thousands):

	Year ended September 30,
	2023	2022
Balance at beginning of period	$3,285	$3,934
Additions	1,134	1,475
Uncollectible accounts charged to allowance, net of recoveries	(2,726)	(2,124)
Balance at end of period	$1,693	$3,285

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Inventories
Inventories are valued at the lower of cost or net realizable value using the first-in, first-out ("FIFO") method. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.
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
Identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. Impairment losses, if any, are recorded in the period the impairment is identified. There were no impairments identified in fiscal 2023, 2022 or 2021.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable assets acquired.  Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment.
We have two reportable segments: our IoT Products & Services segment and our IoT Solutions segment (see Note 4 to the consolidated financial statements). Effective with the reorganization announcement on October 7, 2020 (see Note 10), our IoT Products & Services business is structured to include four reporting units under the IoT Products & Services segment, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Following our acquisition of Ventus in the first fiscal quarter of 2022, IoT Solutions is comprised of two reporting units: Ventus and SmartSense by Digi. We have six reporting units that have been tested individually for impairment.
Due to the reorganization on October 7, 2020 (see Note 10), we performed an interim impairment test in addition to our annual test as of June 30, 2021. Our goodwill impairment tests as of June 30, 2023, June 30,2022, June 30, 2021 and October 7, 2020 indicated no impairment (see Note 3). During the fourth quarter of fiscal 2023, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 30, 2023, and we concluded that no additional impairment assessment was required.
Contingent Consideration
We measure our contingent consideration liabilities recognized in connection with business combinations at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy as defined in ASC 820 "Fair Value Measurement." We used a probability-weighted discounted cash flow approach as a valuation technique to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
determine the fair value of the contingent consideration on the acquisition date. At each subsequent reporting period, the fair value is re-measured with the change in fair value recognized in general and administrative expense in our Consolidated Statements of Operations. Amounts, if any, paid to the seller in excess of the amount recorded on the acquisition date will be classified as cash flows used in operating activities. Payments to the seller not exceeding the acquisition-date fair value of the contingent consideration will be classified as cash flows used in financing activities.
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
Treasury Stock
We record treasury stock at cost. Treasury stock may be acquired from employees for tax withholding purposes related to vesting of restricted stock unit awards as part of our stock-based compensation program and issued pursuant to the Employee Stock Purchase Plan.

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
Hardware Product Revenue and SmartSense by Digi Equipment Revenue and Associated Installation Fees
Our hardware product revenue is derived primarily from the sale of wired and wireless hardware products to our distributors and OEM customers. Product revenue generally is recognized upon shipment of the product to a customer. Sales to authorized domestic distributors and OEM customers typically are made with certain rights of return and price adjustment provisions. Estimated reserves for future credit returns and pricing adjustments are established based on an analysis of historical patterns of credit returns and price adjustments compared to received credit returns and distribution sales for the current period. Estimated reserves for future credit returns and price adjustments are charged against revenue in the same period as the corresponding sales are recorded. Material differences between the historical trends used to determine estimated reserves and actual credit returns and pricing adjustments could result in a material change to our consolidated results of operations or financial position. Estimated sales returns for our distributor stock rotation program are accounted for under the guidance of ASC 845 Nonmonetary Transactions.

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
Foreign Currency Translation
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. For our international subsidiaries, our statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the statement of operations. During fiscal 2023, 2022 and 2021 there were net transaction gains (losses) of $0.0 million, $0.1 million and $(0.1) million, respectively that were recorded in other income, net. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Year ended September 30,
	2023	2022	2021
Numerator:
Net income	$24,770	$19,383	$10,366
Denominator:
Denominator basic net income per common share — weighted average shares outstanding	35,820	35,031	32,111
Effect of dilutive securities:
Stock options and restricted stock units	1,049	964	1,283
Denominator diluted net income per common share — adjusted weighted average shares	36,869	35,995	33,394

Net income per common share, basic	$0.69	$0.55	$0.32
Net income per common share, diluted	$0.67	$0.54	$0.31
Because their effect would be anti-dilutive at period end, certain potentially dilutive shares related to stock options to purchase common shares were excluded in the above computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares. For the years ended September 30, 2023, 2022 and 2021, such excluded stock options were 395,190, 647,181 and 1,122,121, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Costs directly related to the acquisition of $4.4 million incurred in fiscal 2022 were charged to operations and are included in general and administrative expense in our consolidated statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.
The following table summarizes the fair values of Ventus assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$350,000

Fair value of net tangible assets acquired	$20,365
Identifiable intangible assets:
Customer relationships	179,000
Purchased and core technology	16,000
Trademarks	16,000
Goodwill	118,635
Total	$350,000
The consolidated balance sheet as of September 30, 2022 reflects the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of customer relationships was calculated using the excess earnings method, while purchased and core technology and patents were valued using the relief from royalty method. These methodologies utilize future estimates including revenues attributable to customer relationships, tax rates, discount rates, royalty rates and obsolescence rates. The final purchase price allocation includes an adjustment made in the fourth fiscal quarter of 2022 to reflect an update from our preliminary purchase price allocation to the valuation of the net tangible assets acquired and goodwill resulting from the acquisition. Included in the fair value of net tangible assets acquired was $0.9 million of right-of-use asset included in other non-current assets and $0.9 million of lease liability included in other current liabilities and other non-current liabilities associated with Ventus’ operating leases.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Fiscal 2021 Acquisitions
Acquisition of Haxiot
On March 26, 2021, we acquired Haxiot, a Dallas-based provider of low power wide area ("LPWA") wireless technology. Following this date, the results of operations are included within our IoT Products & Services segment. We believe this is a complementary acquisition for us as it significantly enhances our IoT Products & Services segment by enhancing Digi's embedded systems portfolio and immediately extends the company's market reach with a complete LoRaWAN-based solutions offering.
The terms of the acquisition included an upfront cash payment as well as contingent consideration comprised of future earn-out payments. We funded the closing of the acquisition with $7.1 million of cash on hand. The future earn-out payments are based on Haxiot revenue performance and contractually are not to exceed $3.0 million and $5.0 million for the annual periods ended December 31, 2021 and December 31, 2022. In the third quarter of fiscal 2021, the purchase price allocation was updated, including related determination of fair value and income tax implications. As a result, we adjusted goodwill to $8.6 million and adjusted contingent consideration to $5.9 million. In the fourth fiscal quarter of 2022, it was determined that the revenue thresholds would not be met and the remaining balance was adjusted down by $5.9 million, resulting in a fair value of $0.0 million for contingent consideration relating to the acquisition of Haxiot at September 30, 2023 and 2022.
For tax purposes, this acquisition is treated as a stock acquisition. The goodwill therefore is not deductible.
Costs directly related to the acquisition of $0.3 million have been charged to operations in fiscal 2021. These costs are included in general and administrative expense in our consolidated statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. ACQUISITIONS (CONTINUED)
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

The terms of the acquisition included an upfront cash payment as well as contingent consideration comprised of future earn-out payments. We funded the closing of the acquisition with $12.0 million of cash on hand. The future earn-out payments are based on revenue performance outlined in the terms of the purchase agreement for the annual periods ending December 31, 2021, December 31, 2022 and December 31, 2023. The cumulative amount of these earn-outs for the annual periods had a max $0.5 million, $1.0 million and $1.5 million, respectively. In the fiscal fourth quarter of 2022, it was determined that the revenue thresholds would not be met and the remaining balance was adjusted down by $0.3 million, resulting in a fair value of $0.0 million for contingent consideration relating to the acquisition of Ctek at September 30, 2023 and 2022.

For tax purposes, this acquisition is treated as a stock acquisition. The goodwill therefore is not deductible.
Costs directly related to the acquisition of $0.3 million have been charged to operations in fiscal 2021. These costs are included in general and administrative expense in our consolidated statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.
The following table summarizes the fair values of Ctek assets acquired and liabilities assumed as of the acquisition date (in thousands).

Cash	$12,012
Contingent consideration	300
Working capital adjustment	422
Total	$12,734

Fair value of net tangible assets acquired	$397
Identifiable intangible assets:
Customer relationships	5,100
Purchased and core technology	1,300
Trademarks	70
Backlog	1,000
Goodwill	4,867
Total	$12,734

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Identifiable Intangible Assets, Net
Amortizable identifiable intangible assets, net as of September 30, 2023 and 2022 were comprised of the following (in thousands):

	September 30, 2023			September 30, 2022
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$85,032	$(59,833)	$25,199	$85,016	$(55,854)	$29,162
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	39,957	(19,888)	20,069	39,711	(17,666)	22,045
Customer relationships	309,196	(77,380)	231,816	309,212	(58,355)	250,857
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(1,000)	—
Total	$435,897	$(158,813)	$277,084	$435,651	$(133,587)	$302,064
Amortization expense is included in our consolidated statements of operations in cost of sales and general and administrative expense. Amortization expense in cost of sales includes amortization for purchased and core technology and certain patents and trademarks.
Amortization expense for fiscal years 2023, 2022 and 2021 was as follows (in thousands):

Fiscal year	Total
2023	$25,226
2022	$27,195
2021	$16,534
Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal year	Total
2024 (twelve months)	$25,232
2025	$21,776
2026	$21,544
2027	$20,593
2028	$20,411
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2021	$175,180	$50,342	$225,522
Acquisitions	—	118,635	118,635
Adjustments	186	(631)	(445)
Foreign currency translation adjustment	(2,435)	(800)	(3,235)
Balance on September 30, 2022	$172,931	$167,546	$340,477
Foreign currency translation adjustment	1,026	90	1,116
Balance on September 30, 2023	$173,957	$167,636	$341,593
No goodwill impairment has been recorded in any period presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to have two reportable segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 4). Effective with the reorganization announcement on October 7, 2020 (see Note 10), our IoT Products & Services business is structured to include four reporting units under the IoT Products & Services segment, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Due to the reorganization, we performed our fiscal third quarter 2021 annual impairment test for those four reporting units along with our IoT Solutions segment. Following our acquisition of Ventus, IoT Solutions is comprised of two reporting units. All six reporting units were included in our fiscal third quarter 2022 annual impairment test.

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
The income approach indicates the fair value of a business based on the value of the cash flows the business or asset can be expected to generate in the future. A commonly used variation of the income approach used to value a business is the discounted cash flow (“DCF”) method. The DCF method is a valuation technique in which the value of a business is estimated on the earnings capacity, or available cash flow, of that business. Earnings capacity represents the earnings available for distribution to stockholders after consideration of the reinvestment required for future growth. Significant judgment is required to estimate the amount and timing of future cash flows for each reporting unit and the relative risk of achieving those cash flows. Key assumptions used in the analysis were related to the determination of discount rates and forecasts of future gross margins and earnings before income taxes, depreciation and amortization margins. The market approach indicates the fair value of a business or asset based on a comparison of the business or asset to comparable publicly traded companies or assets and transactions in its industry as well as our prior acquisitions. This approach can be estimated through the guideline company method. This method indicates fair value of a business by comparing it to publicly traded companies in similar lines of business. After identifying and selecting the guideline companies, we make judgments about the comparability of the companies based on size, growth rates, profitability, risk, and return on investment in order to estimate market multiples. These multiples are then applied to the reporting units to estimate a fair value.
Assumptions and estimates to determine fair values under the income and market approaches are complex and often subjective.  They can be affected by a variety of factors. These include external factors such as industry and economic trends. They also include internal factors such as changes in our business strategy and our internal forecasts. Changes in circumstances or a potential event could negatively affect the estimated fair values. We will continue to monitor potential impacts to our assumptions, as any changes could potentially affect our cash flows and market capitalization. If our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units, we may be required to record future impairment charges for goodwill.
Digi conducted an analysis as of September 30, 2023 and concluded changes in market conditions from the time of the Fiscal 2023 test, conducted as of June 30,2023, were not indicative of a reduction in fair value of any of our reporting units.
Results of our Fiscal 2023 Annual Impairment Test
As of June 30, 2023, we had a total of $32.7 million of goodwill for the Cellular Routers reporting unit, $57.1 million of goodwill for the Console Servers reporting unit, $64.6 million of goodwill for the OEM Solutions reporting unit, $20.4 million of goodwill for the Infrastructure Management reporting unit, $48.9 million of goodwill for the SmartSense by Digi reporting unit and $118.6 million of goodwill for the Ventus reporting unit. At June 30, 2023, the fair value of goodwill exceeded the carrying value for all six reporting units and no impairment was recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SEGMENT INFORMATION AND MAJOR CUSTOMERS
We have two reportable segments: (i) IoT Products & Services and (ii) IoT Solutions. This determination was made by considering both qualitative and quantitative information. The qualitative information included, but was not limited to, the following: the nature of the products and services and customers differ between the two segments, discrete financial information is available through operating income for both segments and the Chief Operating Decision Maker is reviewing both segments’ financial information separately to make decisions about the allocation of resources. Effective with the reorganization announcement on October 7, 2020 (see Note 10), our IoT Products & Services business is structured to include four operating segments, each with a segment manager. Following our acquisition of Ventus in the first fiscal quarter of 2022, IoT Solutions is comprised of two reporting units; Ventus and SmartSense by Digi.
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
IoT Solutions
Following the acquisition of Ventus on November 1, 2021, IoT Solutions is comprised of two operating segments:
•SmartSense by Digi - offers wireless temperature and other condition-based monitoring services for perishable goods such as food or medicine, as well as employee task management services.
•Ventus - provides MNaaS solutions that simplify the complexity of enterprise wide area network ("WAN") connectivity via wireless and fixed line solutions.
The operating segments included in each reportable segment have similar qualitative and quantitative factors, which allow us to aggregate them under each reportable segment. The qualitative factors include similar nature of products and services, production process, type or class of customers and methods used to distribute the products. The quantitative factors include similar operating margins. Our chief operating decision maker reviews and makes business decisions which includes a primary review of operating income but also includes gross profit. Following the October 2020 reorganization, the shared general and administrative costs are being allocated to each operating segment. As a result, our disclosed measure of segment operating income has been updated for all periods presented to conform with this change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
Summary operating results for each of our segments were as follows (in thousands):

	Year ended September 30,
	2023	2022	2021
Revenue
IoT Products & Services	$345,680	$297,645	$264,173
IoT Solutions	99,169	90,580	44,459
Total revenue	$444,849	$388,225	$308,632
Gross Profit
IoT Products & Services	$187,958	$160,117	$144,472
IoT Solutions	64,245	56,169	22,185
Total gross profit	$252,203	$216,286	$166,657
Operating Income (loss)
IoT Products & Services	$51,157	$41,562	$18,212
IoT Solutions	(1,062)	(3,342)	(7,684)
Total operating income	$50,095	$38,220	$10,528
Depreciation and Amortization
IoT Products & Services	$12,544	$13,974	$13,109
IoT Solutions	19,432	19,865	7,768
Total depreciation and amortization	$31,976	$33,839	$20,877
Total expended for property, plant and equipment was as follows (in thousands):

	Year ended September 30,
	2023	2022	2021
IoT Products & Services	$588	$1,952	$2,257
IoT Solutions*	3,510	22	—
Total expended for property, plant and equipment	$4,098	$1,974	$2,257
* Excluded from this amount is $3.9 million, $6.2 million and $1.8 million of transfers of inventory to property plant and equipment for subscriber assets for the year ended September 30, 2023, 2022 and 2021, respectively.

Total assets for each of our segments were as follows (in thousands):

	As of September 30,
	2023	2022
IoT Products & Services	$384,018	$390,128
IoT Solutions	419,820	428,867
Unallocated*	31,693	34,900
Total assets	$835,531	$853,895
*Unallocated consists of cash and cash equivalents.
Net property, equipment and improvements by geographic location were as follows (in thousands):

	As of September 30,
	2023	2022
United States	$28,631	$27,205
International, primarily Europe	477	389
Total net property, equipment and improvements	$29,108	$27,594
Our U.S. export sales represented 27.2%, 22.1% and 26.2% of revenue for the fiscal years ended September 30, 2023, 2022 and 2021. No single customer exceeded 10% of revenue or accounts receivable for any of the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	As of September 30,
	2023	2022
Accounts receivable, net:
Accounts receivable	$61,880	$58,967
Less allowance for credit losses	1,693	3,285
Less reserve for future credit returns and pricing adjustments	4,190	5,232
Total accounts receivable, net	$55,997	$50,450

Inventories:
Raw materials	$29,974	$39,189
Work in process	66	592
Finished goods	44,356	33,442
Total inventories	$74,396	$73,223

Property, equipment and improvements, net:
Land	$570	$520
Buildings	2,338	2,338
Improvements	11,703	9,365
Equipment	17,909	17,990
Purchased software	5,143	4,297
Furniture and fixtures	2,459	2,148
Subscriber assets	28,532	24,636
Total property, equipment and improvements, gross	68,654	61,294
Less accumulated depreciation and amortization	39,546	33,700
Total property, equipment and improvements, net	$29,108	$27,594
6. FAIR VALUE MEASUREMENTS
Financial assets and liabilities are classified in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement: Level 1 (unadjusted quoted prices in active markets for identical assets or liabilities); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data). There were no transfers into or out of our Level 2 financial assets during fiscal 2023.
There were no assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2023 or 2022.
In connection with our acquisition of Opengear, we agreed to make contingent payments, based upon certain revenue thresholds. We paid the first installment of $0.9 million during the third quarter of fiscal 2020. We paid the final installment of $10.0 million during the second quarter of fiscal 2021.
In connection with our acquisition of Haxiot, we agreed to make contingent earn-out payments, based upon certain revenue thresholds (see Note 2 to the consolidated financial statements). In the third quarter of fiscal 2021, the preliminary purchase price allocation was updated, including related determination of fair value and income tax implications. As a result, we adjusted goodwill to $8.6 million and adjusted contingent consideration to $5.9 million on our balance sheet. In the fiscal fourth quarter of 2022, it was determined that the revenue thresholds would not be met and the remaining balance was adjusted down by $5.9 million. The fair value of the remaining liability for contingent consideration for the acquisition of Haxiot was $0.0 million at September 30, 2023 and 2022.
In connection with our acquisition of Ctek, we agreed to make contingent earn-out payments, based upon certain revenue thresholds (see Note 2 to the consolidated financial statements). In the fiscal fourth quarter of 2022, it was determined that the revenue thresholds would not be met and the remaining balance was adjusted down by $0.3 million. The fair value of the remaining liability for contingent consideration for the acquisition of Ctek was $0.0 million at September 30, 2023 and 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. FAIR VALUE MEASUREMENTS (CONTINUED)
The following table presents a reconciliation of the contingent consideration liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

	Year ended September 30,
	2023	2022
Fair value at beginning of period	$—	$6,200
Change in fair value of contingent consideration	—	(6,200)
Fair value at end of period	$—	$—
The change in fair value of contingent consideration reflects our estimate of the probability of achieving the relevant targets and is discounted based on our estimated discount rate. Due to the timing of the acquisition, the fair value of the contingent consideration at September 30, 2023 is based on the probability of achieving the specified revenue thresholds for Ctek. As of September 30, 2023, contingent consideration associated with Ctek remains subject to future performance through December 31, 2023.
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
Following the December amendment, borrowings under the Term Loan Facility bore interest at a rate based on LIBOR until the discontinuation of LIBOR on June 30, 2023. Following this date, borrowings under the Term Loan Facility are subject to a rate based on the Secured Overnight Financing Rate ("SOFR") with a credit spread adjustment to adjust for the change in reference rate ranging from 0.10% to 0.40%, depending on Digi's interest election. Our interest rate has floor of 0.50% for an interest period of one, three or six months as selected by Digi, reset at the end of the selected interest period plus 5.00% or a base rate plus 4.00%. The base rate is determined by reference to the highest of BMO’s prime rate, the Federal Funds Effective Rate plus 0.50%, or the one-month SOFR for U.S. dollars plus 1.00%. The applicable margin for loans under the Revolving Credit Facility is in a range of 4.00% to 3.75% for SOFR loans and 3.00% to 2.75% for base rate loans, depending on Digi’s consolidated leverage ratio. In addition to paying interest on the outstanding balance under the Credit Facility, we are required to pay a commitment fee on the non-utilized commitments thereunder, which is also reported in interest expense. Digi elected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. INDEBTEDNESS (CONTINUED)
an interest period of one month for the months of December 2021 through April 2022 and a period of six months effective May 1, 2022. Following the expiration of the election on October 31, 2022, Digi elected an interest period of one month, effective on November 1, 2022 and has elected the same periods each subsequent month. Our weighted average interest rate for our Term Loan Facility as of September 30, 2023 was 10.44%. Our weighted average Revolving Loan Facility commitment fee was 0.20% as of September 30, 2023.
The Term Loan is payable in quarterly installments, with the balance remaining due on November 2, 2028. The Revolving Loan is due in a lump sum payment at maturity on November 2, 2028, if any amounts are drawn. The fair value of the Term Loan and Revolving Loan approximated carrying value at September 30, 2023.
Digi made early payments against the term loan of $18.9 million and $100.0 million in twelve months ended September 30, 2023 and 2022, respectively.
The following table is a summary of our long-term indebtedness (in thousands):

	Year ended September 30,
	2023	2022
Term loan	$213,625	$250,000
Less unamortized issuance costs	(10,051)	(12,029)
Less current maturities of long-term debt	(15,523)	(15,523)
Total long-term debt, net of current portion	$188,051	$222,448
The following table is a summary of future maturities of our aggregate long-term debt at September 30, 2023 (in thousands):

Fiscal year	Amount
2024	$17,500
2025	17,500
2026	17,500
2027	17,500
2028	143,625
Total long-term debt	$213,625
Covenants and Security Interest
The agreements governing the Credit Facility contain a number of covenants. Among other thing, these covenants require us to maintain certain financial ratios (net leverage ratio and minimum fixed charge ratio). At September 30, 2023, we were in compliance with our debt covenants. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.
8. PRODUCT WARRANTY OBLIGATION
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is listed on our consolidated balance sheets within other current liabilities:

	Year ended September 30,
	2023	2022	2021
Balance at beginning of period	$886	$707	$942
Warranties accrued	355	537	244
Settlements made	(469)	(358)	(479)
Balance at end of period	$772	$886	$707

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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	September 30, 2023	September 30, 2022
Assets
Operating leases	Operating lease right-of-use assets	$12,876	$15,299
Total lease assets		$12,876	$15,299

Liabilities
Operating leases	Current portion of operating lease liabilities	$3,352	$3,196
Operating leases	Operating lease liabilities	13,989	16,978
Total lease liabilities		$17,341	$20,174

The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Statement of Operations Location	Year ended September 30, 2023	Year ended September 30, 2022
Operating lease cost	Cost of goods sold and SG&A	$3,815	$3,783
Variable lease cost	Cost of goods sold and SG&A	1,332	1,094
Short-term lease cost	Cost of goods sold and SG&A	93	109
Total lease cost		$5,240	$4,986
The following table presents supplemental information related to operating leases (in thousands):

	Year ended September 30, 2023	Year ended September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,965	$2,998
Right-of-use assets obtained in exchange for new operating lease liabilities	$276	$2,615

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. LEASES (CONTINUED)

September 30, 2023
Weighted average remaining lease term - operating leases	6.5 years
Weighted average discount rate - operating leases	4.40%
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2023 (in thousands):

Fiscal year	Amount
2024 (twelve months)	$3,999
2025	3,529
2026	3,105
2027	2,040
2028	1,897
Thereafter	5,705
Total future undiscounted lease payments	20,275
Less imputed interest	(2,934)
Total reported lease liability	$17,341
10. RESTRUCTURING
2021 Restructuring
On October 7, 2020, our Board of Directors approved a reorganization of our IoT Products & Services business segment. The restructuring plan aligned the business segment's organization around product lines. Under this plan, we recorded a charge of $0.7 million for employee termination charges and eliminated 19 employment positions primarily in the U.S. during the three months ended December 31, 2020. In the second quarter of fiscal 2021 we recorded an additional $0.2 million related to this restructuring. In the third quarter of fiscal 2021 we recorded an additional $0.1 million related to this restructuring. The charges relating to this restructuring were fully paid during the fourth quarter of fiscal 2021.
Below is a summary of the restructuring charges and other activity within the restructuring accrual (in thousands):

	2021 Restructuring
	Employee Termination Costs	Total
Balance on September 30, 2020	$—	$—
Restructuring charge	995	995
Payments	(935)	(935)
Reversals	—	—
Foreign currency fluctuation	(60)	(60)
Balance on September 30, 2021	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers:

	Year ended September 30,
($ in thousands)	2023	2022	2021
North America, primarily the United States	$323,714	$302,409	$227,923
Europe, Middle East & Africa	69,980	53,612	46,024
Rest of world	51,155	32,204	34,685
Total revenue	$444,849	$388,225	$308,632

The following table summarizes our revenue by the timing of revenue recognition:

	Year ended September 30,
($ in thousands)	2023	2022	2021
Transferred at a point in time	$345,119	$302,535	$274,960
Transferred over time	99,730	85,690	33,672
Total revenue	$444,849	$388,225	$308,632
Contract Balances
Contract Related Assets
Our contract related assets consist of subscriber assets. Subscriber assets are equipment that we provide to customers pursuant to subscription-based contracts.  In these cases, we retain the ownership of the equipment a customer uses and charge the customer subscription fees to receive our end-to-end solutions. The total net book value of subscriber assets of $16.6 million and $16.5 million as of September 30, 2023 and September 30, 2022, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets was $3.8 million and $3.2 million for the twelve months ended September 30, 2023 and 2022, respectively. We depreciate the cost of this equipment over its useful life and include these expenses in cost of sales.
Contract Assets
Contract assets at Digi consist of products and services that have been fulfilled, but for which revenue has not yet been recognized. Our contract asset balances were immaterial as of September 30, 2023 and September 30, 2022.
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
Our contract liabilities were $27.9 million and $21.6 million at September 30, 2023 and 2022, respectively.
Of the $21.6 million and $15.5 million balances as of September 30, 2022 and 2021, Digi recognized $17.5 million and $13.2 million as revenue in the twelve months ended September 30, 2023 and 2022, respectively.
Remaining Performance Obligation
As of September 30, 2023, we had approximately $152.5 million of remaining performance obligations on contracts with an original duration of one year or more. We expect to recognize revenue on approximately $88.4 million of remaining performance obligations over the next 12 months. Revenue from the remaining performance obligations we expect to recognize over a range of two to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES
The components of income before income taxes are (in thousands):

	Year ended September 30,
	2023	2022	2021
United States	$21,149	$13,220	$5,380
International	3,769	5,408	3,619
Income before income taxes	$24,918	$18,628	$8,999
The components of the income tax benefit are (in thousands):

	Year ended September 30,
	2023	2022	2021
Current:
Federal	$9,894	$281	$1,388
State	1,955	766	242
Foreign	598	1,277	1,678
Deferred:
Federal	(12,131)	(2,982)	(3,627)
State	—	—	(618)
Foreign	(168)	(97)	(430)
Income tax (benefit) expense	$148	$(755)	$(1,367)
Net deferred tax liability consists of (in thousands):

	As of September 30,
	2023	2022
Non-current deferred tax asset	$4,884	$—
Non-current deferred tax liability	(1,812)	(9,666)
Net deferred tax asset (liability)	$3,072	$(9,666)

Depreciation and amortization	$(3,362)	$(4,930)
Lease asset	(2,866)	(3,392)
Lease liability	3,897	4,497
Inventories	6,407	2,586
Compensation costs	5,559	3,999
Other accruals	9,011	7,413
Tax credit carryforwards	3,867	7,445
Valuation allowance	(3,254)	(2,976)
Identifiable intangible assets	(25,276)	(24,308)
Research and development costs	9,089	—
Net deferred tax asset (liability)	$3,072	$(9,666)
As of September 30, 2023, we had $4.1 million of tax carryforwards (net of reserves) related to state research and development tax credits. We also had $0.6 million of carryforwards consisting of U.S. net operating losses of $0.2 million, non-U.S. net operating losses of $0.2 million and foreign tax credits of $0.2 million. The majority of our state research and development tax credits have a 15-year carryforward period. The majority of our non-U.S. net operating losses and tax credit carryforwards have an unlimited carryforward period. Our valuation allowance for certain U.S. and foreign attributes was $3.3 million at September 30, 2023 and $3.0 million at September 30, 2022. The increase in valuation allowance is primarily the result of additional reserves against state research and development credits. The deferred tax assets realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If future taxable income projections are not realized, an additional valuation allowance may be required. This would be reflected as income tax expense at the time that any such change in future taxable income is determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. INCOME TAXES (CONTINUED)
The reconciliation of the statutory federal income tax amount to our income tax benefit is (in thousands):

	Year ended September 30,
	2023	2022	2021
Statutory income tax amount	$5,233	$3,912	$1,890
Increase (decrease) resulting from:
State taxes, net of federal benefits	636	85	319
Transaction costs	—	2	60
Employee stock purchase plan	165	98	79
Foreign operations	984	1,552	556
Non-deductible executive compensation	373	291	150
Change in valuation allowance	—	—	(2,187)
Capital Loss Expiration	—	—	2,301
Utilization of research and development tax credits	(4,678)	(2,780)	(3,116)
Deferred balance sheet remeasure	—	—	(952)
ASU 2016-09 excess stock compensation	(1,678)	(2,967)	(1,131)
Contingent consideration	—	(1,239)	1,212
Changes from provision to return	181	413	(458)
Adjustment of tax contingency reserves	238	417	329
U.S. deduction for foreign export sales	(1,419)	(584)	(630)
Global intangible low-taxed income	—	—	33
Other, net	113	45	178
Income tax (benefit) expense	$148	$(755)	$(1,367)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

	Year ended September 30,
	2023	2022	2021
Unrecognized tax benefits at beginning of fiscal year	$3,316	$2,908	$2,600
Increases related to:
Prior year income tax positions	100	—	40
Current year income tax positions	858	524	507
Decreases related to:
Prior year income tax positions	(159)	(21)	(155)
Settlements	—	—	—
Expiration of statute of limitations	(953)	(95)	(84)
Unrecognized tax benefits at end of fiscal year	$3,162	$3,316	$2,908
The total amount of unrecognized tax benefits ("UTB") at September 30, 2023 that, if recognized, would affect our effective tax rate was $3.2 million. We expect that it is reasonably possible that the total amounts of UTB will decrease by approximately $0.4 million over the next 12 months due to the expiration of various statutes of limitations. Of the $3.2 million of UTB, $2.3 million is included in non-current income taxes payable and $0.9 million is included with non-current deferred tax liabilities on the consolidated balance sheets at September 30, 2023.
We recognize interest and penalties related to income tax matters in income tax expense. During fiscal 2023 and 2022, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We accrued $0.1 million in interest and penalties related to unrecognized tax benefits as of September 30, 2023 and 2022. These accrued interest and penalties are included in our non-current income taxes payable on our consolidated balance sheets.

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
We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities.
At September 30, 2023, the majority of undistributed foreign earnings were taxed under the one time transition tax and the global intangible low-taxed income ("GILTI") provision of the Tax Cuts and Jobs Act of 2017. Additionally, the previously un-taxed accumulated undistributed foreign earnings from prior fiscal years are still permanently reinvested and, as such, we have not accrued additional U.S. tax. It is our position that the earnings of our foreign subsidiaries are to be reinvested indefinitely to fund current operations and provide for future international expansion opportunities and only repatriate earnings to the extent that U.S. taxes have already been recorded. As of September 30, 2023, we are permanently reinvested with respect to previously non-taxed accumulated earnings in all jurisdictions.
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
14. STOCK-BASED COMPENSATION
Stock-based awards granted in 2023 were granted under the amended and restated 2021 Omnibus Incentive Plan (the "2021 Plan"). Shares subject to awards under the 2021 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2021 Plan. The authority to grant options under the 2021 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The 2021 Plan authorizes the issuance of up to 3,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2021 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Performance stock unit awards ("PSUs") that have been granted to an executive will vest based on achievement of a cumulative adjusted earnings per share metric measured over a three-year period. Share-based compensation expenses recorded for this performance award is reevaluated at each reporting period based on the probability of achievement of the goal. The Amended Plan is scheduled to expire on January 28, 2032. Options under the Amended Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of RSUs and PSUs is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested RSUs or PSUs, we issue new shares of stock. As of September 30, 2023, there were approximately 2,365,365 shares available for future grants under the Amended Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK-BASED COMPENSATION (CONTINUED)
Stock-based awards granted in 2022 and 2021 were granted under the 2021 Plan before amendments were made to increase the number of authorized shares. There were no other material changes to the plan made in the amendments.
Cash received from the exercise of stock options was $3.9 million, $9.5 million and $8.5 million for the year ended September 30, 2023, 2022 and 2021, respectively. Our stock option plans allow the net exercise of options. Shares with a value of $0.2 million and $4.3 million were forfeited to satisfy tax withholding for the year ended September 30, 2023 and 2022, respectively. No amount was forfeited in fiscal 2021.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During fiscal 2023, 2022 and 2021 our employees forfeited 106,012, 102,392 and 116,195 shares, respectively in order to satisfy $4.1 million, $2.4 million and $2.1 million, respectively, of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans.
We sponsor an Employee Stock Purchase Plan, as amended and restated as of December 10, 2019 (the "Purchase Plan"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the Purchase Plan, ratified by our stockholders on January 29, 2020, increased the total number of shares to 3,425,000 that may be purchased under the plan. Employee contributions to the Purchase Plan were $2.3 million, $1.5 million and $1.2 million in fiscal 2023, 2022 and 2021, respectively. Pursuant to the Purchase Plan, 82,621, 80,225, and 78,644 shares of common stock were issued to employees during fiscal 2023, 2022 and 2021, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2023, 470,227 shares of common stock were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as (in thousands):

	Year ended September 30,
	2023	2022	2021
Cost of sales	$628	$466	$371
Sales and marketing	4,107	2,503	2,069
Research and development	1,777	1,236	1,032
General and administrative	6,774	4,373	4,663
Stock-based compensation before income taxes	13,286	8,578	8,135
Income tax benefit	(2,840)	(1,819)	(1,755)
Stock-based compensation after income taxes	$10,446	$6,759	$6,380

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK-BASED COMPENSATION (CONTINUED)
Stock Options
Below is a summary of our stock options as of September 30, 2023 and changes during the twelve months then ended (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance on September 30, 2022	1,790	$17.29
Granted	66	40.59
Exercised	(262)	13.69
Forfeited / Canceled	(41)	20.24
Balance on September 30, 2023	1,553	$18.52	3.89	$14,167

Exercisable on September 30, 2023	1,062	$16.24	3.37	$11,451
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $27.00 as of September 30, 2023, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2023, 2022 and 2021 was $5.2 million, $20.3 million and $6.5 million, respectively.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Year ended September 30,
	2023	2022	2021
Weighted average per option grant date fair value	$19.87	$10.37	$6.97
Assumptions used for option grants:
Risk free interest rate	3.50% - 4.15%	1.25% - 3.00%	0.51% - 1.04%
Expected term	6.00 years	6.00 years	6.00 years
Expected volatility	46%	45% - 46%	44% - 46%
Weighted average volatility	46%	46%	45%
Expected dividend yield	0%	0%	0%
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
As of September 30, 2023, the total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $4.9 million. The related weighted average period over which this cost is expected to be recognized was approximately 1.6 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. STOCK-BASED COMPENSATION (CONTINUED)
As of September 30, 2023, the weighted average exercise price and remaining life of the stock options were (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Vested	Weighted Average Exercise Price
$9.03 - $11.87	295	2.16	$11.37	288	$11.38
$12.48 - $16.75	325	3.59	$15.35	262	$15.10
$17.10 - $17.94	365	3.39	$17.65	312	$17.70
$18.20 - $21.53	273	5.23	$20.86	105	$20.90
$23.46 - $33.53	230	5.11	$24.44	95	$24.27
$35.84 - $40.66	48	6.17	$40.51	—	$—
$41.16 - $41.16	17	6.12	$41.16	—	$—
$9.03 - $41.16	1,553	3.90	$18.52	1,062	$16.24
The total grant date fair value of shares vested was $4.5 million, $3.0 million and $2.6 million in each of fiscal 2023, 2022 and 2021, respectively.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units as of September 30, 2023 and changes during the twelve months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested on September 30, 2022	742	$19.14	27	$22.69
Granted	463	$39.96	113	$40.66
Vested	(296)	$17.49	(5)	$22.93
Canceled	(63)	$26.65	—	$—
Nonvested on September 30, 2023	846	$30.56	135	$37.72
As of September 30, 2023, the total unrecognized compensation cost related to non-vested restricted stock units and performance stock units was $19.3 million and $3.4 million, respectively. The related weighted average period over which these costs are expected to be recognized was approximately 2.1 years and 1.8 years, respectively.
15. EMPLOYEE BENEFIT PLANS
We currently have a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute up to 25% of their pre-tax earnings subject to certain limits under law.
We provide a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. The employer matching contribution was reinstated for all employees after a suspension effective May 3, 2020 and ending on December 31, 2020 in the United States and Canada. We provided matching contributions of $3.4 million for fiscal 2023, $3.1 million for fiscal 2022 and $2.4 million for fiscal 2021. In addition, we may make contributions to the plan at the discretion of the Board of Directors.

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
Data Logger Solutions, LLC ("Data Loggers") brought suit in Delaware Superior Court against us and our subsidiary Digi SmartSense, LLC in October, 2020. The suit alleges that Data Loggers has not been paid certain commissions it believes it is owed and will continue to be owed under a Reseller Agreement entered between Data Loggers and TempAlert. SmartSense is the successor of interest of TempAlert and terminated the Reseller Agreement in 2019. Data Loggers claims it is entitled to actual, speculative and punitive damages in connection with its allegations. Digi and SmartSense have made counterclaims against Data Loggers for breach of contract. Each party has submitted a motion for summary judgement in this case and a hearing is scheduled for January 2024. Pending a decision on each party’s summary judgement motion, a trial presently is scheduled to commence in February 2024. We believe we have strong defenses against the allegations asserted by Data Loggers. We intend to defend the matter vigorously; however, there can be no assurance that we will be successful in such defense. We are unable to estimate the total costs to defend the matter or the potential liability to us in the event that we are not successful in our defense.
In addition to the matters discussed above, in the normal course of business, we are presently, and expect in the future to be, subject to various claims and litigation with third parties such as non-practicing intellectual property entities as well as customers, vendors and/or employees. There can be no assurance that any claims by third parties, if proven to have merit, will not materially adversely affect our business, liquidity or financial condition.
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
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Security Exchange Act of 1934, as amended) were effective and provide reasonable assurance on the reliability of our financial reporting and the preparation of Digi's financial statements for external purposes in accordance with generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2023.
In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013). Based on this assessment, management concluded that Digi's internal control over financial reporting was effective as of September 30, 2023 based on Internal Control–Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of September 30, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Digi International Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Digi International Inc. and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and our report dated November 22, 2023, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
November 22, 2023

ITEM 9B. OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated into this item by reference is the information appearing under the headings "Proposal No. 1 - Election of Directors", "Corporate Governance", "Security Ownership of Principal Stockholders and Management" and, if applicable, "Delinquent Section 16(a) Reports" in our Proxy Statement for our 2024 Annual Meeting of Stockholders we intend to file with the SEC (the "Proxy Statement").
Information about our Executive Officers
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Ronald E. Konezny	55	President and Chief Executive Officer
James J. Loch	51	Executive Vice President, Chief Financial Officer and Treasurer
Radha Chavali	50	Senior Vice President, Chief Information Officer
David H. Sampsell	55	Executive Vice President, Corporate Development, General Counsel and Corporate Secretary
Terrence G. Schneider	57	Senior Vice President Supply Chain Management
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
Terrence G. Schneider has served as Senior Vice President, Supply Chain Management since January 2022. He previously served as Vice President of Supply Chain Management from February 2019 to January 2022. From 2016 to February 2019, he served as Vice President of Product Management. Prior to joining us, Mr. Schneider held several senior-level leadership positions at PeopleNet, Inc. from 2009 to 2011 and the transportation and logistics business unit of Trimble Navigation Limited, PeopleNet's parent company from 2012 to June 2016 where he served as Vice President Supply Chain.
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

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statement and Schedules of Digi (filed as part of this Annual Report on Form 10-K)
1.	Consolidated Statements of Operations for fiscal years ended September 30, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income for fiscal years ended September 30, 2023, 2022 and 2021
Consolidated Balance Sheets as of September 30, 2023 and 2022
Consolidated Statements of Cash Flows for fiscal years ended September 30, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for fiscal years ended September 30, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
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
Incorporated by Reference
3	(a)	Restated Certificate of Incorporation, as amended (2)	Incorporated by Reference
3	(b)	Amended and Restated By-Laws (3)	Incorporated by Reference
4		Description of Securities	Incorporated by Reference
10	(a)	Digi International Inc. Employee Stock Purchase Plan as amended and restated as of December 10, 2019** (4)	Incorporated by Reference
10	(b)	Digi International Inc. 2000 Omnibus Stock Plan, as amended and restated as of December 4, 2009** (5)	Incorporated by Reference
10	(b)(i)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2000 Omnibus Stock Plan before January 26, 2010)** (6)	Incorporated by Reference
10	(b)(ii)
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
Incorporated by Reference
10	(d)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2014 Omnibus Incentive Plan)** (12)	Incorporated by Reference

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(e)	Digi International Inc. 2016 Omnibus Incentive Plan** (13)	Incorporated by Reference
10	(e)(i)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)** (14)	Incorporated by Reference
10	(e)(ii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2016 Omnibus Incentive Plan)** (15)	Incorporated by Reference
10	(e)(iii)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2016 Omnibus Incentive Plan)** (16)	Incorporated by Reference
10	(f)	Digi International Inc. 2017 Omnibus Incentive Plan** (17)	Incorporated by Reference
10	(f)(i)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)** (18)	Incorporated by Reference
10	(f)(ii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)** (19)	Incorporated by Reference
10	(f)(iii)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2017 Omnibus Incentive Plan)** (20)	Incorporated by Reference
10	(g)	Digi International Inc. 2018 Omnibus Incentive Plan** (21)	Incorporated by Reference
10	(g)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (22)	Incorporated by Reference
10	(g)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (23)	Incorporated by Reference
10	(g)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (24)	Incorporated by Reference
10	(g)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (25)	Incorporated by Reference
10	(h)	Digi International Inc. 2019 Omnibus Incentive Plan** (26)	Incorporated by Reference
10	(h)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (27)	Incorporated by Reference
10	(h)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (28)	Incorporated by Reference
10	(h)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (29)	Incorporated by Reference
10	(h)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (30)	Incorporated by Reference
10	(i)	Digi International Inc. 2020 Omnibus Incentive Plan** (31)	Incorporated by Reference
10	(i)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (32)	Incorporated by Reference
10	(i)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (33)	Incorporated by Reference
10	(i)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (34)	Incorporated by Reference
10	(i)(iv)	Form of (Executive) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (35)	Incorporated by Reference
10	(i)(v)	Form of (Employee) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (36)	Incorporated by Reference
10	(j)	Digi International Inc. 2021 Omnibus Incentive Plan**(37)	Incorporated by Reference
10	(j)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (38)	Incorporated by Reference

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(j)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (39)	Incorporated by Reference
10	(j)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (40)	Incorporated by Reference
10	(j)(iv)	Form of (Executive) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (41)	Incorporated by Reference
10	(j)(v)	Form of (Employee) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (42)	Incorporated by Reference
10	(j)(vi)	Form of (Executive) Performance Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (43)	Incorporated by Reference
10	(j)(vii)	Form of (Executive) Performance Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (44)	Incorporated by Reference
10	(k)	Form of indemnification agreement with directors and officers of the Company** (45)	Incorporated by Reference
10	(l)	Employment Agreement between the Company and Ronald E. Konezny dated November 26, 2014** (46)	Incorporated by Reference
10	(m)	Offer letter with David H. Sampsell dated as of April 8, 2011** (47)	Incorporated by Reference
10	(n)	Employment Agreement with Kevin C. Riley dated January 23, 2013** (48)	Incorporated by Reference
10	(o)	Offer letter with Michael A. Ueland dated September 27, 2016** (49)	Incorporated by Reference
10	(p)	Offer letter with Michael A. Ueland dated October 29, 2018** (50)	Incorporated by Reference
10	(q)	Offer letter with James J. Loch dated May 1, 2019** (51)	Incorporated by Reference
10	(r)
Third Amended and Restated Credit Agreement dated December 22, 2021, by and among Digi International Inc. as the Borrower, BMO Harris Bank N.A., as the administrative agent and collateral agent, BMO Capital Markets Corp, as the sole lead arranger and book runner, and other lenders from time-to-time party thereto. (52)
Incorporated by Reference
10	(s)	Digi International Inc. 2021 Omnibus Incentive Plan, as amended and restated (53)	Incorporated by Reference
21		Subsidiaries of the Company	Filed Electronically
23	(a)	Consent of Grant Thornton LLP	Filed Electronically
23	(b)	Consent of Deloitte & Touche LLP	Filed Electronically
24		Powers of Attorney	Filed Electronically
31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32		Section 1350 Certification	Filed Electronically

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number	Description	Method of Filing

97	Policy Relating to Recovery of Erroneously Awarded Compensation	Filed Electronically
101
The following financial statements from the Annual Report on Form 10-K for the year ended September 30, 2023, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements.
Filed Electronically
104	The cover page from Digi International Inc.'s Annual Report on Form 10-K for the year ended September 30, 2023 is formatted in iXBRL (included in Exhibit 101).	Filed Electronically
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
(40) Incorporated by reference to Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2021.
(41) Incorporated by reference to Exhibit 10(e) to Form 10-Q for the quarter ended March 31, 2021.
(42) Incorporated by reference to Exhibit 10(f) to Form 10-Q for the quarter ended March 31, 2021.
(43) Incorporated by reference to Exhibit 10(g) to Form 10-Q for the quarter ended March 31, 2021.
(44) Incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2023.
(45) Incorporated by reference to Exhibit 10 to Form 10‑Q for the quarter ended June 30, 2010.
(46) Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2014.
(47) Incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended September 30, 2013.
(48) Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 2017.
(49) Incorporated by reference to Exhibit 10(o) to Form 10-K for the year ended September 30, 2019.
(50) Incorporated by reference to Exhibit 10.O to Form 10-K for the year ended September 30, 2018.
(51) Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2019.
(52) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 23, 2021.
(53) Incorporated by reference to Exhibit 99(a) to the Company's Registration Statement on Form S-8 filed on June 9, 2023.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2023.

DIGI INTERNATIONAL INC.
By: /s/ Ronald E. Konezny Ronald E. Konezny President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 22, 2023.

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

By: /s/ Ronald E. Konezny Ronald E. Konezny Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to Other Accounts	Deductions	Balance at end of period
Valuation allowance - deferred tax assets
September 30, 2023	$2,976	$278	$—	$—	$3,254
September 30, 2022	$2,186	$790	$—	$—	$2,976
September 30, 2021	$4,372	$(2,186)	$—	$—	$2,186

Reserve for future credit returns and pricing adjustments
September 30, 2023	$1,131	$20,205	$—	$20,025	$1,311
September 30, 2022	$930	$17,087	$—	$16,886	$1,131
September 30, 2021	$1,476	$15,477	$—	$16,023	$930