Form 10-Q
period 2023-12-31
DIGI INTERNATIONAL INC
filed 2024-02-02
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On January 26, 2024, there were 36,256,612 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2023	2022
	(in thousands, except per share data)
Revenue:
Product	$77,250	$81,755
Service	28,839	27,551
Total revenue	106,089	109,306
Cost of sales:
Cost of product	37,766	39,612
Cost of service	6,270	7,070
Amortization	953	1,103
Total cost of sales	44,989	47,785
Gross profit	61,100	61,521
Operating expenses:
Sales and marketing	19,647	19,106
Research and development	14,633	14,094
General and administrative	14,687	16,358
Total operating expenses	48,967	49,558
Operating income	12,133	11,963
Other expense, net:
Interest expense, net	(5,661)	(5,971)
Debt issuance cost write off	(9,722)	—
Other (expense) income, net	(26)	17
Total other expense, net	(15,409)	(5,954)
(Loss) income before income taxes	(3,276)	6,009
Income tax (benefit) provision	(222)	230
Net (loss) income	$(3,054)	$5,779

Net (loss) income per common share:
Basic	$(0.08)	$0.16
Diluted	$(0.08)	$0.16
Weighted average common shares:
Basic	36,129	35,608
Diluted	36,129	36,859

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three months ended December 31,
	2023	2022
	(in thousands)
Net (loss) income	$(3,054)	$5,779
Other comprehensive income:
Foreign currency translation adjustment	2,948	1,289
Other comprehensive income	2,948	1,289
Comprehensive (loss) income	$(106)	$7,068

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2023	September 30, 2023
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$31,548	$31,693
Accounts receivable, net	61,441	55,997
Inventories	67,590	74,396
Other current assets	4,799	4,112
Total current assets	165,378	166,198
Property, equipment and improvements, net	28,644	29,108
Intangible assets, net	270,921	277,084
Goodwill	342,424	341,593
Operating lease right-of-use assets	12,187	12,876
Deferred tax assets	5,192	4,884
Other non-current assets	3,916	3,788
Total assets	$828,662	$835,531
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$15,523
Accounts payable	16,679	17,148
Accrued compensation	9,382	16,427
Unearned revenue	31,235	25,274
Current portion of operating lease liabilities	3,216	3,352
Income taxes payable	1,179	1,116
Other current liabilities	8,754	7,138
Total current liabilities	70,445	85,978
Income taxes payable	2,304	2,308
Deferred tax liabilities	1,817	1,812
Long-term debt	194,684	188,051
Operating lease liabilities	13,333	13,989
Other non-current liabilities	4,004	2,905
Total liabilities	286,587	295,043
Commitments and Contingencies (See Note 11)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 42,748,931 and 42,501,150 shares issued	427	425
Additional paid-in capital	407,330	403,735
Retained earnings	221,791	224,845
Accumulated other comprehensive loss	(24,063)	(27,011)
Treasury stock, at cost, 6,500,331 and 6,436,204 shares	(63,410)	(61,506)
Total stockholders' equity	542,075	540,488
Total liabilities and stockholders' equity	$828,662	$835,531

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2023	2022
	(in thousands)
Operating activities:
Net (loss) income	$(3,054)	$5,779
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	1,813	1,649
Amortization	6,591	6,957
Write-off of debt issuance costs	9,722	—
Stock-based compensation	3,106	2,868
Deferred income tax (benefit) provision	(303)	905
Other	349	(29)
Changes in operating assets and liabilities (net of acquisitions)	448	(15,449)
Net cash provided by operating activities	18,672	2,680
Investing activities:
Purchase of property, equipment, improvements and certain other intangible assets	(292)	(963)
Net cash used in investing activities	(292)	(963)
Financing activities:
Proceeds from long-term debt	214,062	—
Payments on long-term debt	(233,025)	(4,375)
Proceeds from stock option plan transactions	225	872
Proceeds from employee stock purchase plan transactions	531	594
Taxes paid for net share settlement of share-based payment options and awards	(2,169)	(2,987)
Net cash used in financing activities	(20,376)	(5,896)
Effect of exchange rate changes on cash and cash equivalents	1,851	228
Net decrease in cash and cash equivalents	(145)	(3,951)
Cash and cash equivalents, beginning of period	31,693	34,900
Cash and cash equivalents, end of period	$31,548	$30,949

Supplemental disclosures of cash flow information:
Interest paid	$4,309	$8,466
Income taxes paid, net	72	565
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	(1,105)	(1,512)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(10)	$(17)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Equity
Balance on September 30, 2022	41,950	$420	6,413	$(58,172)	$385,244	$200,075	$(26,054)	$501,513
Net income	—	—	—	—	—	5,779	—	5,779
Other comprehensive income	—	—	—	—	—	—	1,289	1,289
Employee stock purchase plan issuances	—	—	(20)	186	408	—	—	594
Taxes paid for net share settlement of share-based payment awards	—	—	72	(2,987)	—	—	—	(2,987)
Issuance of stock under stock award plans	249	2	—	—	870	—	—	872
Stock-based compensation expense	—	—	—	—	2,868	—	—	2,868
Balances, December 31, 2022	42,199	$422	6,465	$(60,973)	$389,390	$205,854	$(24,765)	$509,928

Balances, September 30, 2023	42,501	$425	6,436	$(61,506)	$403,735	$224,845	$(27,011)	$540,488
Net loss	—	—	—	—	—	(3,054)	—	(3,054)
Other comprehensive income	—	—	—	—	—	—	2,948	2,948
Employee stock purchase plan issuances	—	—	(24)	231	300	—	—	531
Taxes paid for net share settlement of share-based payment awards	—	—	88	(2,135)	(33)	—	—	(2,168)
Issuance of stock under stock award plans	248	2	—	—	222	—	—	224
Stock-based compensation expense	—	—	—	—	3,106	—	—	3,106
Balances, December 31, 2023	42,749	$427	6,500	$(63,410)	$407,330	$221,791	$(24,063)	$542,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited condensed consolidated financial statements of Digi International Inc. ("we", "us", "our", "Digi" or "the Company") have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial statements. While these financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statement disclosures in Part I, Item 1 of our Annual Report on Form 10-K for the year ended September 30, 2023 (the "2023 Financial Statements"). We use the same accounting policies in preparing quarterly and annual financial statements. The quarterly results of operations are not necessarily indicative of the results to be expected for the full year.
2. EARNINGS (LOSS) PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2023	2022
Numerator:
Net (loss) income	$(3,054)	$5,779

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	36,129	35,608
Effect of dilutive securities:
Stock options and restricted stock units	—	1,251
Denominator for diluted net income per common share — adjusted weighted average shares	36,129	36,859

Net (loss) income per common share, basic	$(0.08)	$0.16
Net (loss) income per common share, diluted	$(0.08)	$0.16
Digi excludes certain stock options and restricted stock unit awards that would have an anti-dilutive effect on our diluted net (loss) income per share calculation. For the three months ended December 31, 2023 and 2022, 1,563,857 and 234,365 shares outstanding were excluded, respectively.

3. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	December 31, 2023	September 30, 2023
Accounts receivable, net:
Accounts receivable	$66,873	$61,880
Less allowance for credit losses	1,407	1,693
Less reserve for future credit returns and pricing adjustments	4,025	4,190
Accounts receivable, net	$61,441	$55,997
Inventories:
Raw materials	$28,649	$29,974
Work in process	130	66
Finished goods	38,811	44,356
Inventories	$67,590	$74,396
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	December 31, 2023			September 30, 2023
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$85,080	$(60,833)	$24,247	$85,032	$(59,833)	$25,199
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	40,035	(20,421)	19,614	39,957	(19,888)	20,069
Customer relationships	309,241	(82,181)	227,060	309,196	(77,380)	231,816
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(1,000)	—
Total	$436,068	$(165,147)	$270,921	$435,897	$(158,813)	$277,084

Amortization expense for intangible assets was $6.2 million and $6.5 million for the three months ended December 31, 2023 and 2022, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2024 and the five succeeding fiscal years is (in thousands):

2024 (nine months)	$19,058
2025	21,781
2026	21,549
2027	20,593
2028	20,411
2029	18,355

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Three months ended December 31, 2023
	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2023	$173,957	$167,636	$341,593
Foreign currency translation adjustment	567	264	831
Balance on December 31, 2023	$174,524	$167,900	$342,424
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to have two reportable segments, IoT Products & Services and IoT Solutions (see Note 6). Our IoT Products & Services segment is structured to include four reporting units, each with a reporting manager: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Following our acquisition of Ventus in November 2021, we have two reporting units within IoT Solutions: SmartSense and Ventus. Each of these segments was tested individually for impairment during our annual impairment test completed in the third fiscal quarter of fiscal 2023.

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

Digi conducted an analysis as of December 31, 2023 and concluded changes in market conditions from the time of the fiscal 2023 test, conducted as of June 30,2023, were not indicative of a reduction in fair value of any of our reporting units.
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
5. INDEBTEDNESS
On December 7, 2023, Digi entered into a credit agreement (the “Credit Agreement”) with BMO Bank N.A. (“BMO”), as administrative and collateral agent, BMO Capital Markets Corp., BofA Securities, Inc. and MUFG Bank, Ltd., as joint lead arrangers and joint bookrunners, and the several banks and other financial institutions or entities from time to time party thereto as lenders (the “Lenders”). The Credit Agreement provides Digi with a senior secured credit facility (the “Credit Facility”). The Credit Facility includes a $250 million senior secured revolving credit facility (the “Revolving Loan Facility”), with an uncommitted accordion feature that provides for additional borrowing capacity of up to the greater of $95 million or one hundred percent of trailing twelve month adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The Credit Facility also contains a $10 million letter of credit sublimit and $10 million swingline sub-facility. Digi may use the proceeds of the Credit Facility in the future for general corporate purposes.
Digi borrowed a total of $215 million under the Credit Facility to repay all obligations and to pay related fees and expenses under the Third Amended and Restated Credit Agreement dated as of December 22, 2021 (the “Prior Credit Facility”), by and among Digi, as the borrower, BMO, as administrative agent and collateral agent, BMO Capital Markets Corp., as sole lead arranger and bookrunner, and the other lenders from time-to-time party thereto. The Prior Credit Facility consisted of a $350 million term loan B secured loan and a $35 million revolving credit facility that included a $10 million letter of credit subfacility and $10 million swingline subfacility.

5. INDEBTEDNESS (CONTINUED)
Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.75% to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio. The initial borrowings were made at Term SOFR for a one-month interest period plus an applicable margin of 2.50%. Our weighted average interest rate for our Credit Facility was 7.96% as of December 31, 2023.
In addition to paying interest on the outstanding principal, Digi is required to pay a commitment fee on the unutilized commitments under the Credit Facility. The commitment fee is between 0.20% and 0.35% depending on Digi’s total net leverage ratio. Our weighted average Revolving Loan Facility commitment fee was 0.30% as of December 31, 2023. The Credit Facility is secured by substantially all of the property of Digi and its domestic subsidiaries.
The debt issuance costs and remaining balance under the Prior Credit Facility totaling $9.7 million at December 7, 2023 were written off and included in other expenses upon the entry into the Credit Agreement. Digi incurred an additional $1.3 million in debt issuance costs upon entry into the Credit Agreement, with this amount amortized over the term of the Credit Agreement and reported in interest expense.
The Revolving Loan is due in a lump sum payment at maturity December 7, 2028, if any amounts are drawn. The fair value of the Revolving Loan approximated carrying value at December 31, 2023.
The following table is a summary of our long-term indebtedness at December 31, 2023 and September 30, 2023 (in thousands):

	Balance on December 31, 2023	Balance on September 30, 2023
Revolving loan	$196,000	$—
Term loan	—	213,625
Total loans	196,000	213,625
Less unamortized issuance costs	(1,316)	(10,051)
Less current maturities of long-term debt	—	(15,523)
Total long-term debt, net of current portion	$194,684	$188,051
Covenants and Security Interest
The Credit Agreement requires Digi to maintain a minimum interest coverage ratio of 3.00 to 1.00 and a total net leverage ratio not to exceed 3.00 to 1.00, with certain exceptions for a covenant holiday of up to 3.50 to 1.00 after certain material acquisitions. The total net leverage ratio is defined as the ratio of Digi’s consolidated total funded indebtedness minus unrestricted cash as of such date up to a maximum amount not to exceed $50 million, to consolidated EBITDA for such period. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the ability of Digi and its subsidiaries to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain restricted payments, enter into sale and leaseback transactions or grant additional liens on its assets, subject to certain limitations. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.

6. SEGMENT INFORMATION
We have two reportable segments: IoT Products & Services and IoT Solutions. IoT Products & Services is structured to include four operating segments, each with a segment manager. These four operating segments are Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. IoT Products & Services derives revenue from the sale of connectivity products and solutions. These products and solutions include enclosed router devices in Cellular Routers, enclosed devices for edge computing and data center applications in Console Servers, chip modules in OEM Solutions and sensors in Infrastructure Management, as well as our cloud based remote manager application and extended support and monitoring of devices sold. IoT Solutions is comprised of two operating segments. These operating segments are SmartSense and Ventus. IoT Solutions derives revenue from the sale of monitoring and networking service solutions. These solutions include wireless condition-based monitoring services in SmartSense and Managed Network-as-a-Service ("MNaaS") in Ventus.
The operating segments included in each reportable segment have similar qualitative and quantitative factors, which allow us to aggregate them under each reportable segment. The qualitative factors include similar nature of products and services, production process, type or class of customers and methods used to distribute the products. The quantitative factors include similar operating margins. Our CEO is our Chief Operating Decision Maker and reviews and makes business decisions using consolidated information such as operating income and gross profit.
Summary operating results for each of our segments were (in thousands):

	Three months ended December 31,
	2023	2022
Revenue
IoT Products & Services	$82,023	$84,342
IoT Solutions	24,066	24,964
Total revenue	$106,089	$109,306
Gross Profit
IoT Products & Services	$43,859	$46,021
IoT Solutions	17,241	15,500
Total gross profit	$61,100	$61,521
Operating Income (Loss)
IoT Products & Services	$10,341	$12,683
IoT Solutions	1,792	(720)
Total operating income	$12,133	$11,963
Depreciation and Amortization
IoT Products & Services	$3,098	$3,292
IoT Solutions	4,953	4,820
Total depreciation and amortization	$8,051	$8,112
Total expended for property, plant and equipment was (in thousands):

	Three months ended December 31,
	2023	2022
IoT Products & Services	$37	$637
IoT Solutions*	182	326
Total expended for property, plant and equipment	$219	$963
* Excluded from these amounts are $1,105 and $1,512 of transfers of inventory to property plant and equipment for subscriber assets for the three months ended December 31, 2023 and 2022, respectively.

6. SEGMENT INFORMATION (CONTINUED)
Total assets for each of our segments were (in thousands):

	December 31, 2023	September 30, 2023
IoT Products & Services	$382,874	$384,018
IoT Solutions	414,240	419,820
Unallocated*	31,548	31,693
Total assets	$828,662	$835,531
*Unallocated consists of cash and cash equivalents.
7. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended December 31,
	2023	2022
North America, primarily the United States	$79,695	$83,465
Europe, Middle East & Africa	14,390	15,877
Rest of world	12,004	9,964
Total revenue	$106,089	$109,306
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended December 31,
	2023	2022
Transferred at a point in time	$79,394	$85,486
Transferred over time	26,695	23,820
Total revenue	$106,089	$109,306
Contract Balances
Contract Related Assets
Our contract related assets consist of subscriber assets. Subscriber assets are equipment that we provide to customers pursuant to subscription-based contracts.  In these cases, we retain the ownership of the equipment a customer uses and charge the customer subscription fees to receive our end-to-end solutions. The total net book value of subscriber assets of $16.7 million and $16.6 million as of December 31, 2023 and September 30, 2023, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $1.0 million and $0.9 million for the three months ended December 31, 2023 and 2022, respectively. We depreciate the cost of this equipment over its useful life.
Contract Assets
Contract assets at Digi consist of products and services that have been fulfilled, but for which revenue has not yet been recognized. Our contract asset balances were immaterial as of December 31, 2023 and September 30, 2023.
Contract Liabilities
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

7. REVENUE (CONTINUED)
Our contract liabilities were $35.0 million and $23.0 million at December 31, 2023 and 2022, respectively.
There were contract liability balances of $27.9 million and $21.6 million balances as of September 30, 2023 and 2022. Of these balances, Digi recognized $7.4 million and $6.1 million as revenue in the three months ended December 31, 2023 and 2022, respectively.
Remaining Performance Obligation
As of December 31, 2023, we had approximately $156.9 million of remaining performance obligations on contracts with an original duration of one year or more. We expect to recognize revenue on approximately $67.5 million of remaining performance obligations over the next 12 months. We expect to recognize revenue from the remaining performance obligations over a range of two to five years.
8. INCOME TAXES
Our income tax benefit was $0.2 million for the three months ended December 31, 2023. Included in this was a net tax liability of $0.2 million discretely related to the three months ended December 31, 2023. This liability primarily was the result of book stock compensation in excess of recognized tax benefits.
Our effective tax rate will vary based on a variety of factors. These factors include our overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and tax items discretely related to the period, such as tax impacts of stock compensation as there are no open audits during the period. We may record other benefits or expenses in the future that are specific to a particular quarter such as expiration of statutes of limitation, the completion of tax audits, or legislation that is enacted in both U.S. and foreign jurisdictions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2023	$3,162
Decreases related to:
Expiration of statute of limitations	(32)
Unrecognized tax benefits as of December 31, 2023	$3,130
The total amount of unrecognized tax benefits at December 31, 2023 that, if recognized, would affect our effective tax rate was $3.0 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.4 million over the next 12 months.
9. PRODUCT WARRANTY OBLIGATION
The following tables summarizes the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within other current liabilities:

	Three months ended December 31,
	2023	2022
Balance at beginning of period	$772	$886
Warranties accrued	94	90
Settlement made	(85)	(54)
Balance at end of period	$781	$922

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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	December 31, 2023	September 30, 2023
Assets
Operating leases	Operating lease right-of-use assets	$12,187	$12,876
Total lease assets		$12,187	$12,876

Liabilities
Operating leases	Current portion of operating lease liabilities	$3,216	$3,352
Operating leases	Operating lease liabilities	13,333	13,989
Total lease liabilities		$16,549	$17,341
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended December 31,
	2023	2022
Operating lease cost	$891	$904
Variable lease cost	317	309
Short-term lease cost	27	25
Total lease cost	$1,235	$1,238
At December 31, 2023, the weighted average remaining lease term of our operating leases was 6.3 years and the weighted average discount rate for these leases was 4.5%.

10. LEASES (CONTINUED)
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of December 31, 2023 (in thousands):

Fiscal year	Amount
2024 (nine months)	$3,197
2025	3,529
2026	3,139
2027	2,043
2028	1,897
2029	1,840
Thereafter	3,865
Total future undiscounted lease payments	19,510
Less imputed interest	(2,961)
Total reported lease liability	$16,549
11. COMMITMENTS AND CONTINGENCIES
We lease certain of our buildings and equipment under non-cancelable lease agreements. Please refer to Note 10 to our condensed consolidated financial statements for additional information.
Data Logger Solutions, LLC ("Data Loggers") brought suit in Delaware Superior Court against us and our subsidiary Digi SmartSense, LLC in October, 2020. The suit alleges that Data Loggers has not been paid certain commissions it believes it is owed and will continue to be owed under a Reseller Agreement entered between Data Loggers and TempAlert. SmartSense is the successor of interest of TempAlert and terminated the Reseller Agreement in 2019. Data Loggers claims it is entitled to actual, speculative and punitive damages in connection with its allegations. A trial is scheduled to commence in February 2024. We intend to defend the matter vigorously; however, there can be no assurance that we will be successful in such defense. We are unable to estimate the total costs to defend the matter or the potential liability to us in the event that we are not successful in our defense.
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
12. STOCK-BASED COMPENSATION
Stock-based awards granted in the first fiscal quarter of 2024 and 2023 were granted under the amended and restated 2021 Omnibus Incentive Plan (the "2021 Plan"). Shares subject to awards under the 2021 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2021 Plan. The authority to grant options under the 2021 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
As of December 31, 2023, there were approximately 1,881,637 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $0.2 million and $0.9 million for the three months ended December 31, 2023 and 2022, respectively.

12. STOCK-BASED COMPENSATION (CONTINUED)
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax withholding obligations are otherwise fulfilled by the employee paying cash to us for the withholding. During the three months ended December 31, 2023 and 2022, our employees forfeited 87,792 shares and 71,951 shares, respectively, in order to satisfy withholding tax obligations of $2.1 million and $3.0 million, respectively.
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares that may be purchased under the ESPP to 3,425,000. ESPP contributions by employees were $0.5 million and $0.6 million for the three months ended December 31, 2023 and 2022, respectively. Pursuant to the ESPP, 23,665 and 19,683 common shares were issued to employees during the three months ended December 31, 2023 and 2022, respectively. Shares are issued under the ESPP from treasury stock. As of December 31, 2023, 446,562 common shares were available for future issuances under the ESPP.
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended December 31,
	2023	2022
Cost of sales	$181	$142
Sales and marketing	1,168	851
Research and development	430	448
General and administrative	1,327	1,427
Stock-based compensation before income taxes	3,106	2,868
Income tax benefit	(663)	(599)
Stock-based compensation after income taxes	$2,443	$2,269
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance on September 30, 2023	1,553	$18.52
Granted	87	24.58
Exercised	(19)	24.04
Forfeited / Canceled	(10)	23.17
Balance on December 31, 2023	1,611	$18.89	3.8	$12,533

Exercisable on December 31, 2023	1,137	$16.89	3.3	$10,656
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $26.00 as of December 31, 2023, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the three months ended December 31, 2023 and 2023 was $0.4 million and $1.7 million, respectively.

12. STOCK-BASED COMPENSATION (CONTINUED)
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Three months ended December 31,
	2023	2022
Weighted average per option grant date fair value	$12.44	$19.98
Assumptions used for option grants:
Risk free interest rate	4.45% - 4.68%	3.89% - 3.98%
Expected term	6.00 years	6.00 years
Expected volatility	46%	46%
Weighted average volatility	46%	46%
Expected dividend yield	—	—
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
As of December 31, 2023, the total unrecognized compensation cost related to non-vested stock options was $4.1 million and the related weighted average period over which it is expected to be recognized is approximately 1.5 years.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units and performance stock units as of December 31, 2023 and changes during the three months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested on September 30, 2023	846	$30.56	135	$37.72
Granted	302	24.55	122	24.59
Vested	(198)	26.87	(30)	37.11
Canceled	(9)	32.07	(7)	25.15
Nonvested on December 31, 2023	941	$29.39	220	$30.92
As of December 31, 2023, the total unrecognized compensation cost related to non-vested restricted stock units and performance stock units was $24.2 million and $1.4 million, respectively. The related weighted average period over which these costs are expected to be recognized was approximately 2.6 years and 0.8 years, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management's discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as well as our subsequent reports on Form 10-Q and Form 8-K and any amendments to these reports.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-Q contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
This discussion contains forward-looking statements that are based on management’s current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "anticipate," "assume," "believe," "continue," "estimate," "expect," "intend," "may," "plan," "potential," "project," "should," "target," or "will" or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, inventory levels, perceived marketplace opportunities, interest expense and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to ongoing and varying inflationary and deflationary pressures around the world and the monetary policies of governments globally as well as present concerns about a potential recession, the ability of companies like us to operate a global business in such conditions as well as negative effects on product demand and the financial solvency of customers and suppliers in such conditions, risks related to ongoing supply chain challenges that continue to impact businesses globally, risks related to cybersecurity, risks arising from the present wars in Ukraine and the Middle East, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions, our ability to defend or settle satisfactorily any litigation, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, those set forth in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2023, subsequent filings, as well as this filing on Form 10-Q and other filings, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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

A description of our critical accounting estimates was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
OVERVIEW
We are a leading global provider of business and mission-critical IoT connectivity products, services and solutions. Our business is comprised of two reporting segments: IoT Products & Services and IoT Solutions.
In fiscal 2024, our key operating objectives include:
•continuing to transition to complete solutions with software and service offerings included with our products, as this drives Annualized Recurring Revenue ("ARR"), which provides more predictable and higher margin revenue; and
•delivering a higher level of customer service across our businesses.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the first quarter of fiscal 2024 that we feel are most important in these evaluations, with comparisons to the first quarter of fiscal 2023:
•Consolidated revenue was $106 million, a decrease of 3%.
•Consolidated gross profit was $61 million, a decrease of 1%.
•Gross profit margin was 57.6%, an increase of 130 basis points.
•Net loss was $3 million, compared to net income of $6 million.
•Net loss per diluted share was $0.08, driven by the $0.26 impact of the term B debt issuance cost write off, compared to net income per diluted share of $0.16.
•Adjusted net income and adjusted net income per share was $17.6 million, or $0.48 per diluted share, compared to $17.8 million, or $0.48 per diluted share.
•Adjusted EBITDA was $23 million, or 22.0% of revenue, compared to $23 million or 21.4% of revenue.
•ARR was $108 million at quarter end, an increase of 13%.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended December 31,				% incr.
($ in thousands)	2023		2022		(decr.)
Revenue	$106,089	100.0%	$109,306	100.0%	(2.9)%
Cost of sales	44,989	42.4	47,785	43.7	(5.9)
Gross profit	61,100	57.6	61,521	56.3	(0.7)
Operating expenses	48,967	46.2	49,558	45.3	(1.2)
Operating income	12,133	11.4	11,963	10.9	1.4
Other expense, net	(15,409)	(14.5)	(5,954)	(5.4)	158.8
Income before income taxes	(3,276)	(3.1)	6,009	5.5	NM
Income tax (benefit) expense	(222)	(0.2)	230	0.2	NM
Net income	$(3,054)	(2.9)%	$5,779	5.3%	NM
NM means not meaningful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
REVENUE BY SEGMENT

	Three months ended December 31,				% incr.
($ in thousands)	2023		2022		(decr.)
Revenue
IoT Products & Services	$82,023	77.3%	$84,342	77.2%	(2.7)%
IoT Solutions	24,066	22.7	24,964	22.8	(3.6)
Total revenue	$106,089	100.0%	$109,306	100.0%	(2.9)%
IoT Products & Services
IoT Products & Services revenue decreased 2.7% for the three months ended December 31, 2023, as compared to the same period in the prior fiscal year. This decrease was driven by decreases in sales volume of Console Server and Cellular products, partially offset by growth in sales of OEM products.
IoT Solutions
IoT Solutions revenue decreased 3.6% for the three months ended December 31, 2023, as compared to the same period in the prior fiscal year. This decrease was primarily driven by one-time revenue reductions in Ventus, partially offset by increases in sales volume in SmartSense.
ARR
ARR was $108 million as of December 31, 2023, compared to $96 million as of December 31, 2022. IoT Products & Services ARR was $23 million as of December 31, 2023, compared to $14 million as of December 31, 2022. IoT Solutions ARR was $85 million as of December 31, 2023, compared to $82 million as of December 31, 2022.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT
Below are our segments' cost of goods sold and gross profit as a percentage of their respective total revenue:

	Three months ended December 31,				Basis point
($ in thousands)	2023		2022		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$38,164	46.5%	$38,321	45.4%	110
IoT Solutions	6,825	28.4	9,464	37.9	(950)
Total cost of goods sold	$44,989	42.4%	$47,785	43.7%	(130)
Gross Profit
IoT Products & Services	$43,859	53.5%	$46,021	54.6%	(110)
IoT Solutions	17,241	71.6	15,500	62.1	950
Total gross profit	$61,100	57.6%	$61,521	56.3%	130
IoT Product & Services
IoT Products & Services gross profit margin decreased 110 basis points for the three months ended December 31, 2023 as compared to the same period in the prior fiscal year. This decrease was driven primarily by decreased volume in Console Server, partially offset by increased sales and higher margin mix in OEM.
IoT Solutions
The IoT Solutions gross profit margin increased 950 basis points for the three months ended December 31, 2023 as compared to the same period in the prior fiscal year. This increase was primarily the result of increased revenue and margins in SmartSense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended December 31,				$	%
($ in thousands)	2023		2022		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$19,647	18.5%	$19,106	17.5%	$541	2.8%
Research and development	14,633	13.8	14,094	12.9	539	3.8
General and administrative	14,687	13.8	16,358	15.0	(1,671)	(10.2)
Total operating expenses	$48,967	46.2%	$49,558	45.3%	$(591)	(1.2)%
The $0.6 million decrease in operating expenses in the first quarter of fiscal 2024 from the first quarter of fiscal 2023 was primarily the result of decreases in general and administrative expenses, partially offset by increases in sales and marketing and research and development expenses.
OPERATING INCOME

	Three months ended December 31,
($ in thousands)	2023	2022	incr. (decr.)	incr. (decr.)
Operating Income (Loss)
IoT Products & Services	$10,341	$12,683	$(2,342)	(18.5)%
IoT Solutions	1,792	(720)	2,512	NM
Total operating income	$12,133	$11,963	$170	1.4%
NM means not meaningful
Drivers for the changes in operating income for the periods presented are described above in the revenue and gross profit details.
OTHER EXPENSE, NET
Below are our other expenses, net and other expenses, net as a percentage of total revenue:

	Three months ended December 31,				$	%
($ in thousands)	2023		2022		incr. (decr.)	incr. (decr.)
Other expense, net
Interest expense, net	$(5,661)	(5.3)%	$(5,971)	(5.5)%	$310	(5.2)%
Debt issuance cost write off	(9,722)	(9.2)	—	—	(9,722)	100.0
Other expense, net	(26)	—	17	—	(43)	NM
Total other expense, net	$(15,409)	(14.5)%	$(5,954)	(5.4)%	$(9,455)	158.8%
NM means not meaningful
Other expense, net, increased $9.5 million for the three months ended December 31, 2023, as compared to the same period in the prior fiscal year. This increase was driven by the debt issuance cost expense realized upon the extinguishment of our prior credit facility (see Note 5 to the condensed consolidated financial statements for additional information).
INCOME TAXES
See Note 8 to the condensed consolidated financial statements for discussion of income taxes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Below are reconciliations from GAAP to non-GAAP information that we feel is important to our business:
Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended December 31,
	2023		2022
		% of total revenue		% of total revenue
Total revenue	$106,089	100.0%	$109,306	100.0%

Net (loss) income	$(3,054)		$5,779
Interest expense, net	5,661		5,971
Debt issuance cost write off	9,722		—
Income tax (benefit) provision	(222)		230
Depreciation and amortization	8,051		8,112
Stock-based compensation	3,106		2,868
Restructuring charge	103		23
Acquisition expense	(61)		381
Adjusted EBITDA	$23,306	22.0%	$23,364	21.4%
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended December 31,
	2023		2022
Net (loss) income and net (loss) income per diluted share	$(3,054)	$(0.08)	$5,779	$0.16
Amortization	6,238	0.17	6,463	0.18
Stock-based compensation	3,106	0.08	2,868	0.08
Other non-operating expense (income)	26	—	(17)	—
Acquisition expense	(61)	—	381	0.01
Restructuring charge	103	—	23	—
Interest expense, net	5,661	0.15	5,971	0.16
Debt issuance cost write off	9,722	0.26	—	—
Tax effect from the above adjustments (1)	(3,913)	(0.11)	(4,869)	(0.14)
Discrete tax (benefits) expenses (2)	(182)	—	1,192	0.03
Adjusted net income and adjusted net income per diluted share (3)	$17,646	$0.48	$17,791	$0.48
Diluted weighted average common shares		36,715		36,859
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2024 and fiscal 2023 based on adjusted net income.
(2)For the three months ended December 31, 2023 and 2022, discrete tax (benefit) expense primarily are a result of changes in excess tax benefits recognized on stock compensation.
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
On December 7, 2023, we entered into a credit agreement. The Credit Agreement provides Digi with a $250 million senior secured revolving credit facility, with an uncommitted accordion feature that provides for additional borrowing capacity of up to the greater of $95 million or one hundred percent of trailing twelve month adjusted earnings before interest, taxes, depreciation, and amortization. The Credit Facility also contains a $10 million letter of credit sublimit and $10 million swingline sub-facility. Digi used the proceeds to retire the remaining balance of the prior credit agreement may use the proceeds in the future for general corporate purposes. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 5 to our condensed consolidated financial statements.
The Credit Agreement replaced our prior credit agreement that consisted of a $350 million term loan B secured loan and a $35 million revolving credit facility. The $35 million revolving credit facility included a $10 million letter of credit subfacility and $10 million swingline subfacility.
We expect positive cash flows from operations for the foreseeable future. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next 12 months and beyond.
Our condensed consolidated statements of cash flows for the three months ended December 31, 2023 and 2022 are summarized as follows:

	Three months ended December 31,
($ in thousands)	2023	2022
Operating activities	$18,672	$2,680
Investing activities	(292)	(963)
Financing activities	(20,376)	(5,896)
Effect of exchange rate changes on cash and cash equivalents	1,851	228
Net decrease in cash and cash equivalents	$(145)	$(3,951)
Cash flows from operating activities increased $16.0 million primarily as a result of:
•a $0.4 million decrease in net operating assets for the first quarter of fiscal 2024 compared to a $15.4 million increase in the first quarter of fiscal 2023
•and a $9.7 million debt issuance cost write-off included in net loss in the first quarter of fiscal 2024.
These were partially offset by:
•a $8.8 million decrease in net income
•and a $1.2 million increase in deferred income tax benefit.
Cash flows used in investing activities decreased $0.7 million primarily as a result of:
•a decrease in purchases of property, equipment, improvements and certain other intangible assets.
Cash flows used in financing activities increased $14.5 million primarily as a result of:
•debt payments of $233 million in the first quarter of fiscal 2024, including $213.6 million to retire our prior credit facility, an early payment of $1.9 million against our prior credit facility and a payment of $17.5 million against our new credit facility, compared to debt payments of $4.4 million in the first quarter of fiscal 2023,
•increases in debt issuance costs,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
•and decreases in proceeds from stock option plan and employee stock purchase plan transactions.
These were partially offset by:
•gross proceeds of $215.4 million from the issuance of a new credit facility and
•a decrease in taxes paid for net share settlement of share-based payment options and awards.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at December 31, 2023:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$19,510	$4,079	$6,296	$3,890	$5,245
Revolving loan	196,000	—	—	196,000	—
Total	$215,510	$4,079	$6,296	$199,890	$5,245
The operating leases included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $3.1 million as of December 31, 2023. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The table above also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of December 31, 2023, we had $196.0 million outstanding under our Revolving Loan. Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of (1) BMO’s prime rate, (2) the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or (3) one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.75 to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio. The initial borrowings were made at Term SOFR for a one-month interest period plus an applicable margin of 2.50%. Our weighted average interest rate for our Credit Facility as of December 31, 2023 was 7.96%.
Digi bases the interest period election described above on an assessment of the interest rate environment conducted on a monthly basis. Based on the balance sheet position for the Revolving Loan at December 31, 2023, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.5 million. For additional information, see Note 5 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.

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
A 10% change in the average exchange rate for the Euro, British Pound, Australian Dollar and Canadian Dollar to the U.S. Dollar during the first three months of fiscal 2024 would have resulted in a 1.5% increase or decrease in stockholders' equity due to foreign currency translation.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosure set forth in Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2023.

Our operations and products are subject to various cybersecurity risks. These risks are particularly acute in cloud-based technologies that we and other third parties operate that form a part of our solutions or that we rely on to conduct our operations. These risks may increase our costs and could damage our brand and reputation.

As we continue to direct a substantial portion of our sales and development efforts toward broader based solutions, such as SmartSense by Digi, the Digi Remote Manager and Ventus offerings, we expect to store, convey and potentially process significant amounts of data produced by devices. We have completed a number of acquisitions in recent years and have inherited a range of different systems that store, convey and potentially process data and in some cases we may be delayed or choose not to integrate these systems into similar systems used in other parts of our business. Many of the business applications that we rely upon to operate our business now exist within cloud platforms that are managed by third parties. Further, as our products and solutions are used by customers across a broad range of industries, some of our customers may be subject to heightened risk of being targeted for cyber security incidents due to the nature of their businesses and operations. These factors may add to the risk of breach by third parties.

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

Our products operate and often are used in conjunction with third party products and components across a broad ecosystem. If there is a security vulnerability any of our products or any of these third party products or components, and if there is a security exploit targeting them, we could face increased costs, reduced revenue, liability claims or damage to our reputation or competitive position.

In addition, cybersecurity is an issue that is becoming increasingly regulated. As regulations take effect or evolve, it is possible we may be unable to fully comply with these regulations. which could result in material adverse effects on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the first quarter of fiscal 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2023 - October 31, 2023	—	$—	—	$—
November 1, 2023 - November 30, 2023	54,942	24.62	—	—
December 1, 2023 - December 31, 2023	32,850	23.83	—	—
	87,792	$24.32	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.		Description	Method of Filing
3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (2)	Incorporated by Reference

10	(a)	Form of (Executive) Performance Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan) (3)	Incorporated by Reference

10	(b)**	Transition and Separation Agreement with Radha Chavali, dated November 30, 2023 (4)	Incorporated by Reference

10	(c)*
Credit Agreement dated December 7, 2023, by and among Digi International Inc. as the borrower, BMO Bank, N.A., as administrative and collateral agent, BMO Capital Markets Corp., BofA Securities, Inc. and MUFG Bank, Ltd., as joint lead arrangers and joint bookrunners, and other lenders from time-to-time party thereto (5)
Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101
The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2023, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.
Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended December 31, 2023 is formatted in iXBRL (included in Exhibit 101).
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

(1)Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.
(2)Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2020.
(3)Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed on August 4, 2023.
(4)Incorporated by reference to Exhibit 10.1 to the Company's Current Report filed on December 1, 2023.
(5)Incorporated by reference to Exhibit 10.1 to the Company's Current Report filed on December 11, 2023.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	February 2, 2024	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)