Form 10-Q
period 2024-03-31
DIGI INTERNATIONAL INC
filed 2024-05-03
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 29, 2024, there were 36,374,595 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
	(in thousands, except per share data)
Revenue:
Product	$78,432	$83,819	$155,682	$165,574
Service	29,270	27,325	58,109	54,876
Total revenue	107,702	111,144	213,791	220,450
Cost of sales:
Cost of product	37,894	40,218	75,660	79,830
Cost of service	6,537	7,101	12,807	14,171
Amortization	953	953	1,906	2,056
Total cost of sales	45,384	48,272	90,373	96,057
Gross profit	62,318	62,872	123,418	124,393
Operating expenses:
Sales and marketing	20,540	20,341	40,187	39,447
Research and development	15,044	15,155	29,677	29,249
General and administrative	18,583	15,201	33,270	31,559
Total operating expenses	54,167	50,697	103,134	100,255
Operating income	8,151	12,175	20,284	24,138
Other expense, net:
Interest expense, net	(3,697)	(6,393)	(9,358)	(12,364)
Debt issuance cost write off	—	—	(9,722)	—
Other (expense) income, net	(32)	47	(58)	64
Total other expense, net	(3,729)	(6,346)	(19,138)	(12,300)
Income before income taxes	4,422	5,829	1,146	11,838
Income tax provision (benefit)	428	(70)	206	160
Net income	$3,994	$5,899	$940	$11,678

Net income per common share:
Basic	$0.11	$0.16	$0.03	$0.33
Diluted	$0.11	$0.16	$0.03	$0.32
Weighted average common shares:
Basic	36,296	35,791	36,212	35,698
Diluted	36,974	36,730	36,855	36,821

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
	(in thousands)
Net income	$3,994	$5,899	$940	$11,678
Other comprehensive (loss) income:
Foreign currency translation adjustment	(600)	178	2,348	1,467
Other comprehensive (loss) income	(600)	178	2,348	1,467
Comprehensive income	$3,394	$6,077	$3,288	$13,145

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2024	September 30, 2023
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$23,795	$31,693
Accounts receivable, net	71,983	55,997
Inventories	62,192	74,396
Other current assets	8,414	4,112
Total current assets	166,384	166,198
Property, equipment and improvements, net	30,076	29,108
Intangible assets, net	264,883	277,084
Goodwill	342,022	341,593
Operating lease right-of-use assets	11,488	12,876
Deferred tax assets	6,760	4,884
Other non-current assets	3,687	3,788
Total assets	$825,300	$835,531
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$15,523
Accounts payable	22,205	17,148
Accrued compensation	9,641	16,427
Unearned revenue	32,157	25,274
Current portion of operating lease liabilities	3,151	3,352
Income taxes payable	—	1,116
Other current liabilities	13,980	7,138
Total current liabilities	81,134	85,978
Income taxes payable	2,325	2,308
Deferred tax liabilities	1,815	1,812
Long-term debt	171,751	188,051
Operating lease liabilities	12,567	13,989
Other non-current liabilities	6,081	2,905
Total liabilities	275,673	295,043
Commitments and Contingencies (See Note 11)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 42,853,862 and 42,501,150 shares issued	429	425
Additional paid-in capital	411,759	403,735
Retained earnings	225,785	224,845
Accumulated other comprehensive loss	(24,663)	(27,011)
Treasury stock, at cost, 6,492,260 and 6,436,204 shares	(63,683)	(61,506)
Total stockholders' equity	549,627	540,488
Total liabilities and stockholders' equity	$825,300	$835,531

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2024	2023
	(in thousands)
Operating activities:
Net income	$940	$11,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	3,783	3,245
Amortization	12,754	13,702
Write-off of debt issuance costs	9,722	—
Stock-based compensation	6,579	6,333
Deferred income benefit	(1,873)	(2,739)
Litigation accrual	6,253	—
Other	(1,819)	107
Changes in operating assets and liabilities	(4,612)	(22,719)
Net cash provided by operating activities	31,727	9,607
Investing activities:
Purchase of property, equipment, improvements and certain other intangible assets	(803)	(2,855)
Proceeds from sale of property, equipment, improvements and certain other intangible assets	2,228	—
Net cash provided by (used in) investing activities	1,425	(2,855)
Financing activities:
Proceeds from long-term debt	214,062	—
Payments on long-term debt	(256,025)	(9,375)
Proceeds from stock option plan transactions	944	1,672
Proceeds from employee stock purchase plan transactions	1,111	1,170
Taxes paid for net share settlement of share-based payment options and awards	(2,784)	(3,654)
Net cash used in financing activities	(42,692)	(10,187)
Effect of exchange rate changes on cash and cash equivalents	1,642	195
Net decrease in cash and cash equivalents	(7,898)	(3,240)
Cash and cash equivalents, beginning of period	31,693	34,900
Cash and cash equivalents, end of period	$23,795	$31,660

Supplemental disclosures of cash flow information:
Interest paid	$8,274	$14,381
Income taxes paid, net	3,407	3,454
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	(4,046)	(2,685)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(25)	$(44)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2022	42,199	$422	6,465	$(60,973)	$389,390	$205,854	$(24,765)	$509,928
Net income	—	—	—	—	—	5,899	—	5,899
Other comprehensive loss	—	—	—	—	—	—	178	178
Employee stock purchase plan issuances	—	—	(20)	194	382	—	—	576
Taxes paid for net share settlement of share-based payment awards	—	—	19	(667)	—	—	—	(667)
Issuance of stock under stock award plans	126	1	—	—	799	—	—	800
Stock-based compensation expense	—	—	—	—	3,465	—	—	3,465
Balances, March 31, 2023	42,325	$423	6,464	$(61,446)	$394,036	$211,753	$(24,587)	$520,179

Balances, September 30, 2022	41,950	$420	6,413	$(58,172)	$385,244	$200,075	$(26,054)	$501,513
Net income	—	—	—	—	—	11,678	—	11,678
Other comprehensive income	—	—	—	—	—	—	1,467	1,467
Employee stock purchase plan issuances	—	—	(40)	380	790	—	—	1,170
Taxes paid for net share settlement of share-based payment awards	—	—	91	(3,654)	—	—	—	(3,654)
Issuance of stock under stock award plans	375	3	—	—	1,669	—	—	1,672
Stock-based compensation expense	—	—	—	—	6,333	—	—	6,333
Balances, March 31, 2023	42,325	$423	6,464	$(61,446)	$394,036	$211,753	$(24,587)	$520,179

Balances, December 31, 2023	42,749	$427	6,500	$(63,410)	$407,330	$221,791	$(24,063)	$542,075
Net income	—	—	—	—	—	3,994	—	3,994
Other comprehensive loss	—	—	—	—	—	—	(600)	(600)
Employee stock purchase plan issuances	—	—	(26)	260	321	—	—	581
Taxes paid for net share settlement of share-based payment options and awards	—	—	18	(533)	(84)	—	—	(617)
Issuance of stock under stock award plans	105	2	—	—	719	—	—	721
Stock-based compensation expense	—	—	—	—	3,473	—	—	3,473
Balances, March 31, 2024	42,854	$429	6,492	$(63,683)	$411,759	$225,785	$(24,663)	$549,627

Balances, September 30, 2023	42,501	$425	6,436	$(61,506)	$403,735	$224,845	$(27,011)	$540,488
Net income	—	—	—	—	—	940	—	940
Other comprehensive income	—	—	—	—	—	—	2,348	2,348
Employee stock purchase plan issuances	—	—	(50)	491	621	—	—	1,112
Taxes paid for net share settlement of share-based payment awards	—	—	106	(2,668)	(117)	—	—	(2,785)
Issuance of stock under stock award plans	353	4	—	—	941	—	—	945
Stock-based compensation expense	—	—	—	—	6,579	—	—	6,579
Balances, March 31, 2024	42,854	$429	6,492	$(63,683)	$411,759	$225,785	$(24,663)	$549,627

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited condensed consolidated financial statements of Digi International Inc. ("we," "us," "our," "Digi" or "the Company") have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial statements. While these financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statement disclosures in Part I, Item 1 of our Annual Report on Form 10-K for the year ended September 30, 2023 (the "2023 Financial Statements"). We use the same accounting policies in preparing quarterly and annual financial statements. The quarterly results of operations are not necessarily indicative of the results to be expected for the full year.
2. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Numerator:
Net income	$3,994	$5,899	$940	$11,678

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	36,296	35,791	36,212	35,698
Effect of dilutive securities:
Stock options and restricted stock units	678	939	643	1,123
Denominator for diluted net income per common share — adjusted weighted average shares	36,974	36,730	36,855	36,821

Net income per common share, basic	$0.11	$0.16	$0.03	$0.33
Net income per common share, diluted	$0.11	$0.16	$0.03	$0.32
Digi excludes certain stock options and restricted stock unit awards that would have an anti-dilutive effect on our diluted net income per share calculation. For the three months ended March 31, 2024 and 2023, 583,062 and 609,017 shares outstanding were excluded, respectively. For the six months ended March 31, 2024 and 2023, 676,465 and 416,307 shares outstanding were excluded, respectively.

3. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	March 31, 2024	September 30, 2023
Accounts receivable, net:
Accounts receivable	$77,052	$61,880
Less allowance for credit losses	1,693	1,693
Less reserve for future credit returns and pricing adjustments	3,376	4,190
Accounts receivable, net	$71,983	$55,997
Inventories:
Raw materials	$22,805	$29,974
Work in process	107	66
Finished goods	39,280	44,356
Inventories	$62,192	$74,396
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	March 31, 2024			September 30, 2023
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$85,038	$(61,745)	$23,293	$85,032	$(59,833)	$25,199
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	40,091	(20,953)	19,138	39,957	(19,888)	20,069
Customer relationships	309,222	(86,770)	222,452	309,196	(77,380)	231,816
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(1,000)	—
Total	$436,063	$(171,180)	$264,883	$435,897	$(158,813)	$277,084

Amortization expense for intangible assets was $6.1 million for the three months ended March 31, 2024 and 2023. Amortization expense for intangible assets was $12.3 million and $12.7 million for the six months ended March 31, 2024 and 2023, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2024 and the five succeeding fiscal years is (in thousands):

2024 (six months)	$13,023
2025	21,780
2026	21,548
2027	20,593
2028	20,411
2029	18,355

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Six months ended March 31, 2024
	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2023	$173,957	$167,636	$341,593
Foreign currency translation adjustment	400	29	429
Balance on March 31, 2024	$174,357	$167,665	$342,022
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

Digi conducted an analysis as of March 31, 2024 and concluded changes in market conditions from the time of the fiscal 2023 test, conducted as of June 30, 2023, were not indicative of a reduction in fair value below carrying value of any of our reporting units.
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
5. INDEBTEDNESS
On December 7, 2023, Digi entered into a credit agreement (the “Credit Agreement”) with BMO Bank N.A. (“BMO”), as administrative and collateral agent, BMO Capital Markets Corp., BofA Securities, Inc. and MUFG Bank, Ltd., as joint lead arrangers and joint bookrunners, and the several banks and other financial institutions or entities from time to time party thereto as lenders (the “Lenders”). The Credit Agreement provides Digi with a senior secured credit facility (the “Credit Facility”). The Credit Facility includes a $250 million senior secured revolving credit facility (the “Revolving Loan”), with an uncommitted accordion feature that provides for additional borrowing capacity of up to the greater of $95 million or one hundred percent of trailing twelve month adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The Credit Facility also contains a $10 million letter of credit sublimit and $10 million swingline sub-facility. Digi may use the proceeds of the Credit Facility in the future for general corporate purposes.
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

5. INDEBTEDNESS (CONTINUED)
Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.75% to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio. All borrowings in the period were made at Term SOFR for a one-month interest election period plus an applicable margin of 2.50%. Our weighted average interest rate for our Credit Facility was 7.92% as of March 31, 2024.
In addition to paying interest on the outstanding principal, Digi is required to pay a commitment fee on the unutilized commitments under the Credit Facility. The commitment fee is between 0.20% and 0.35% depending on Digi’s total net leverage ratio. Our weighted average Revolving Loan commitment fee was 0.30% as of March 31, 2024. The Credit Facility is secured by substantially all of the property of Digi and its domestic subsidiaries.
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
The Revolving Loan is due in a lump sum payment at maturity December 7, 2028, if any amounts are drawn. The fair value of the Revolving Loan approximated carrying value at March 31, 2024.
The following table is a summary of our long-term indebtedness at March 31, 2024 and September 30, 2023 (in thousands):

	Balance on March 31, 2024	Balance on September 30, 2023
Revolving Loan	$173,000	$—
Term loan	—	213,625
Total loans	173,000	213,625
Less unamortized issuance costs	(1,249)	(10,051)
Less current maturities of long-term debt	—	(15,523)
Total long-term debt, net of current portion	$171,751	$188,051

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

6. SEGMENT INFORMATION
We have two reportable segments: IoT Products & Services and IoT Solutions. IoT Products & Services is structured to include four operating segments, each with a segment manager. These four operating segments are Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. IoT Products & Services derives revenue from the sale of connectivity products and solutions. These products and solutions include enclosed router devices in Cellular Routers, enclosed devices for edge computing and data center applications in Console Servers, chip modules in OEM Solutions and sensors in Infrastructure Management, as well as our cloud based remote manager application and extended support and monitoring of devices sold. IoT Solutions is comprised of two operating segments, SmartSense and Ventus. IoT Solutions derives revenue from the sale of monitoring and networking service solutions. These solutions include wireless condition-based monitoring services in SmartSense and Managed Network-as-a-Service ("MNaaS") in Ventus.
The operating segments included in each reportable segment have similar qualitative and quantitative factors, which allow us to aggregate them under each reportable segment. The qualitative factors include similar nature of products and services, production process, type or class of customers and methods used to distribute the products. The quantitative factors include similar economic characteristics.
Our CEO is our Chief Operating Decision Maker ("CODM"). The measure the CODM uses to measure profitability within our IoT Products & Services reportable segment is segment operating income and segment operating income as a percentage of revenue. IoT Products & Services segment operating income excludes certain costs that are directly attributable to reportable segments, which are unallocated to the operating segments. These costs are primarily inventory adjustments on component balances that are common and shared by all operating segments within the IoT Products & Services reportable segment.
The measure the CODM uses to measure profitability within our IoT Solutions reportable segment is segment gross profit and segment gross profit as a percentage of revenue. IoT Solutions segment gross profit excludes certain costs that are directly attributable to reportable segments, which are unallocated to the operating segments. These costs are primarily inventory adjustments on component balances that are common and shared by all operating segments within the IoT Solutions reportable segment.
Immaterial Correction of Prior Period Financial Statements
Subsequent to the issuance of the Company's financial statements for the year ended September 30, 2023, the Company discovered a disclosure error related to the measure of profit and loss previously disclosed. ASC 280-10-50-22 requires the disclosure of the measure of profit or loss as reviewed by the CODM. Our CODM reviews the measures of profit for each operating segment excluding certain costs that are directly attributable to reportable segments, which are unallocated to the operating segments. As a result, the Company has corrected the disclosure to separately disclose the unallocated expenses outside of the IoT Products & Services and IoT Solutions segments gross profit and operating income (loss) amounts. The errors have no impact on the consolidated balance sheet, consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows. Management has evaluated the misstatement and concluded it was not material to prior periods. The comparable second fiscal quarter 2023 amounts have been corrected to reflect the correct amounts for comparative purposes and the information presented below includes the corrected disclosure for the three and six months ended March 31, 2023. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable (see "Part II, Item 5. Other Information" below for additional information).

6. SEGMENT INFORMATION (CONTINUED)
Summary operating results for each of our segments were (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Revenue
IoT Products & Services	$83,390	$85,893	$165,413	$170,235
IoT Solutions	24,312	25,251	48,378	50,215
Total revenue	$107,702	$111,144	$213,791	$220,450
Gross Profit
IoT Products & Services Operating Segments Gross Profit	$45,061	$47,477	$90,255	$94,151
Unallocated IoT Products & Services Expenses	—	(360)	(1,335)	(1,013)
Total IoT Products & Services Segment Gross Profit	45,061	47,117	88,920	93,138
IoT Solutions Operating Segments Gross Profit	17,257	16,377	34,498	32,503
Unallocated IoT Solutions Expenses	—	(622)	—	(1,248)
Total IoT Solutions Segment Gross Profit	17,257	15,755	34,498	31,255
Total gross profit	$62,318	$62,872	$123,418	$124,393
Operating Income (Loss)
IoT Products & Services Operating Segments Operating Income	$13,643	$14,239	$25,343	$28,654
Unallocated IoT Products & Services Expenses	(11)	(1,274)	(1,370)	(3,006)
Total IoT Products & Services Segment Operating Income	13,632	12,965	23,973	25,648
IoT Solutions Operating Segments Operating (Loss) Income	(5,481)	(14)	(3,689)	16
Unallocated IoT Solutions Expenses	—	(776)	—	(1,526)
Total IoT Solutions Segment Operating Loss	(5,481)	(790)	(3,689)	(1,510)
Total operating income	$8,151	$12,175	$20,284	$24,138
Depreciation and Amortization
IoT Products & Services	$3,107	$3,046	$6,205	$6,338
IoT Solutions	4,958	4,800	9,911	9,620
Total depreciation and amortization	$8,065	$7,846	$16,116	$15,958
Total expended for property, plant and equipment was (in thousands):

	Six months ended March 31,
	2024	2023
IoT Products & Services	$336	$2,260
IoT Solutions*	333	508
Total expended for property, plant and equipment	$669	$2,768
* Excluded from these amounts are $4,046 and $2,685 of transfers of inventory to property plant and equipment for subscriber assets for the six months ended March 31, 2024 and 2023, respectively.
Total assets for each of our segments were (in thousands):

	March 31, 2024	September 30, 2023
IoT Products & Services	$393,805	$384,018
IoT Solutions	407,700	419,820
Unallocated*	23,795	31,693
Total assets	$825,300	$835,531
*Unallocated consists of cash and cash equivalents.

7. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
North America, primarily the United States	$72,398	$77,809	$152,093	$161,274
Europe, Middle East & Africa	19,485	20,414	33,875	36,291
Rest of world	15,819	12,921	27,823	22,885
Total revenue	$107,702	$111,144	$213,791	$220,450
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Transferred at a point in time	$80,574	$87,088	$159,968	$172,574
Transferred over time	27,128	24,056	53,823	47,876
Total revenue	$107,702	$111,144	$213,791	$220,450
Contract Balances
Contract Related Assets
Our contract related assets consist of subscriber assets. Subscriber assets are equipment that we provide to customers pursuant to subscription-based contracts.  In these cases, we retain the ownership of the equipment a customer uses and charge the customer subscription fees to receive our end-to-end solutions. The total net book value of subscriber assets of $18.5 million and $16.6 million as of March 31, 2024 and September 30, 2023, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $1.2 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. Depreciation expense for these subscriber assets, which is included in cost of sales, was $2.2 million and $1.8 million for the six months ended March 31, 2024 and 2023, respectively. We depreciate the cost of this equipment over its useful life.
Contract Assets
Contract assets at Digi consist of products and services that have been fulfilled, but for which revenue has not yet been recognized. Our contract asset balances were immaterial as of March 31, 2024 and September 30, 2023.
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
Our contract liabilities were $38.0 million and $25.7 million at March 31, 2024 and 2023, respectively.
There were contract liability balances of $35.0 million and $23.0 million balances as of December 31, 2023 and 2022, respectively. Of these balances, Digi recognized $8.3 million and $5.9 million as revenue in the three months ended March 31, 2024 and 2023, respectively. There were contract liability balances of $27.9 million and $21.6 million balances as of September 30, 2023 and 2022, respectively. Digi recognized $13.3 million and $10.6 million as revenue in the six months ended March 31, 2024 and 2023, respectively.

7. REVENUE (CONTINUED)
Remaining Performance Obligation
As of March 31, 2024, we had approximately $151.2 million of remaining performance obligations on contracts with an original duration of one year or more. We expect to recognize revenue on approximately $67.2 million of remaining performance obligations over the next 12 months. We expect to recognize revenue from the remaining performance obligations over a range of two to five years.
8. INCOME TAXES
Our income tax expense was $0.2 million for the six months ended March 31, 2024. Included in this was a net tax liability of $0.1 million discretely related to the six months ended March 31, 2024. This liability primarily was the result of book stock compensation in excess of recognized tax benefits.
Our effective tax rate will vary based on a variety of factors. These factors include our overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and tax items discretely related to the period, such as tax impacts of stock compensation, as there are no open audits during the period. We may record other benefits or expenses in the future that are specific to a particular quarter such as expiration of statutes of limitation, the completion of tax audits, or legislation that is enacted in both U.S. and foreign jurisdictions.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2023	$3,162
Decreases related to:
Expiration of statute of limitations	(32)
Unrecognized tax benefits as of March 31, 2024	$3,130
The total amount of unrecognized tax benefits at March 31, 2024 that, if recognized, would affect our effective tax rate was $3.0 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.4 million over the next 12 months.
9. PRODUCT WARRANTY OBLIGATION
The following tables summarizes the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within other current liabilities:

	Three months ended March 31,
	2024	2023
Balance at beginning of period	$781	$922
Warranties accrued	76	78
Settlement made	(83)	(164)
Balance at end of period	$774	$836

	Six months ended March 31,
	2024	2023
Balance at beginning of period	$772	$886
Warranties accrued	170	168
Settlement made	(168)	(218)
Balance at end of period	$774	$836

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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	March 31, 2024	September 30, 2023
Assets
Operating leases	Operating lease right-of-use assets	$11,488	$12,876
Total lease assets		$11,488	$12,876

Liabilities
Operating leases	Current portion of operating lease liabilities	$3,151	$3,352
Operating leases	Operating lease liabilities	12,567	13,989
Total lease liabilities		$15,718	$17,341
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Operating lease cost	$930	$867	$1,821	$1,771
Variable lease cost	316	343	633	652
Short-term lease cost	28	18	55	43
Total lease cost	$1,274	$1,228	$2,509	$2,466
At March 31, 2024, the weighted average remaining lease term of our operating leases was 6.1 years and the weighted average discount rate for these leases was 4.9%.

10. LEASES (CONTINUED)
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2024 (in thousands):

Fiscal year	Amount
2024 (six months)	$2,216
2025	3,713
2026	3,262
2027	2,058
2028	1,897
2029	1,840
Thereafter	3,865
Total future undiscounted lease payments	18,851
Less imputed interest	(3,133)
Total reported lease liability	$15,718
11. COMMITMENTS AND CONTINGENCIES
We lease certain of our buildings and equipment under non-cancelable lease agreements. Please refer to Note 10 to our condensed consolidated financial statements for additional information.
As previously disclosed, Data Logger Solutions, LLC ("Data Loggers") brought suit in Delaware Superior Court against us and our subsidiary Digi SmartSense, LLC on October 23, 2020. The suit alleges that Data Loggers has not been paid certain commissions it believes it is owed and will continue to be owed under a Reseller Agreement between Data Loggers and TempAlert. SmartSense is the successor of interest of TempAlert and terminated the Reseller Agreement in 2019. Data Loggers claims it is entitled to actual, speculative and punitive damages in connection with its allegations. In March 2024, a jury found Digi liable for breach of contract and awarded Data Loggers damages of approximately $11.6 million. Delaware law also entitles Data Loggers to interest on this award pursuant to a statutory calculation. Each party has filed post-trial motions with respect to the jury’s verdict. Our motions seek to have the case retried or to remit the award of damages. The plaintiffs are seeking to expand the award of damages for attorney’s fees and additional interest. While these post-trial motions are pending, each party’s right to appeal is stayed and remains in place. Pursuant to ASC 450 we have accrued a $6.3 million liability with respect to this case. The accrual reflects a reasonable estimate of probable loss based on information currently available to us. The ultimate loss, if any, to Digi could be materially different from the amount we have accrued and we cannot predict or estimate the duration or ultimate outcome of this matter.
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
As of March 31, 2024, there were approximately 1,870,487 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $0.9 million and $1.7 million for the six months ended March 31, 2024 and 2023, respectively.

12. STOCK-BASED COMPENSATION (CONTINUED)
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax withholding obligations are otherwise fulfilled by the employee paying cash to us for the withholding. During the six months ended March 31, 2024 and 2023, our employees forfeited 106,227 shares and 90,985 shares, respectively, in order to satisfy withholding tax obligations of $2.7 million and $3.7 million, respectively.
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares that may be purchased under the ESPP to 3,425,000. ESPP contributions by employees were $1.1 million and $1.2 million for the six months ended March 31, 2024 and 2023, respectively. Pursuant to the ESPP, 50,171 and 39,979 common shares were issued to employees during the six months ended March 31, 2024 and 2023, respectively. Shares are issued under the ESPP from treasury stock. As of March 31, 2024, 420,056 common shares were available for future issuances under the ESPP.
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Cost of sales	$175	$161	$356	$303
Sales and marketing	1,208	1,072	2,376	1,923
Research and development	501	469	931	917
General and administrative	1,589	1,763	2,916	3,190
Stock-based compensation before income taxes	3,473	3,465	6,579	6,333
Income tax benefit	(751)	(737)	(1,414)	(1,336)
Stock-based compensation after income taxes	$2,722	$2,728	$5,165	$4,997
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance on September 30, 2023	1,553	$18.52
Granted	87	24.58
Exercised	(66)	27.93
Forfeited / Canceled	(17)	29.97
Balance on March 31, 2024	1,557	$18.92	3.6	$20,785

Exercisable on March 31, 2024	1,152	$17.20	3.1	$17,160
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $31.93 as of March 31, 2024, which would have been received by the option holders had all option holders exercised their options as of that date.

12. STOCK-BASED COMPENSATION (CONTINUED)
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the six months ended March 31, 2024 and 2023 was $1.8 million and $2.6 million, respectively.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Six months ended March 31,
	2024	2023
Weighted average per option grant date fair value	$12.44	$19.92
Assumptions used for option grants:
Risk free interest rate	4.45% - 4.68%	3.77% - 3.98%
Expected term	6.00 years	6.00 years
Expected volatility	46%	46%
Weighted average volatility	46%	46%
Expected dividend yield	—	—
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
As of March 31, 2024, the total unrecognized compensation cost related to non-vested stock options was $3.4 million and the related weighted average period over which it is expected to be recognized is approximately 1.3 years.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units and performance stock units as of March 31, 2024 and changes during the six months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested on September 30, 2023	846	$30.56	135	$37.72
Granted	325	24.86	122	24.59
Vested	(260)	25.43	(30)	37.11
Canceled	(41)	30.16	(17)	28.94
Nonvested on March 31, 2024	870	$29.97	210	$30.86
As of March 31, 2024, the total unrecognized compensation cost related to non-vested restricted stock units and performance stock units was $22.4 million and $0.9 million, respectively. The related weighted average period over which these costs are expected to be recognized was approximately 2.1 years and 0.3 years, respectively.

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
Forward-Looking Statements
This discussion contains forward-looking statements that are based on management’s current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "assume," "believe," "continue," "estimate," "expect," "intend," "may," "plan," "potential," "project," "should," or "will" or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, inventory levels, perceived marketplace opportunities, interest expense savings and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to ongoing and varying inflationary and deflationary pressures around the world and the monetary policies of governments globally as well as present concerns about a potential recession, the ability of companies like us to operate a global business in such conditions as well as negative effects on product demand and the financial solvency of customers and suppliers in such conditions, risks related to ongoing supply chain challenges that continue to impact businesses globally, risks related to cybersecurity, risks arising from the present wars in Ukraine and the Middle East, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions, our ability to defend or settle satisfactorily any litigation, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
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
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the second quarter of fiscal 2024 that we feel are most important in these evaluations, with comparisons to the second quarter of fiscal 2023:
•Consolidated revenue was $108 million, a decrease of 3%.
•Consolidated gross profit was $62 million, a decrease of 1%.
•Gross profit margin was 57.9%, an increase of 130 basis points.
•Net income was $4 million, compared to net income of $6 million.
•Net income per diluted share was $0.11, compared to $0.16.
•Adjusted net income and adjusted net income per share was $17.9 million, or $0.49 per diluted share, compared to $18.2 million, or $0.50 per diluted share.
•Adjusted EBITDA was $24 million, or 22.1% of revenue, compared to $24 million or 21.5% of revenue.
•ARR was $110 million at quarter end, an increase of 11%.
In recent periods, we have experienced longer than expected sales cycles with respect to many contracts and projects of potential significance. We believe this is related to macroeconomic conditions and are uncertain as to when and to what degree sales cycles will return to more normal conditions, but expect this to adversely impact our results in the second half of fiscal 2024.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2024		2023		(decr.)	2024		2023		(decr.)
Revenue	$107,702	100.0%	$111,144	100.0%	(3.1)%	$213,791	100.0%	$220,450	100.0%	(3.0)%
Cost of sales	45,384	42.1	48,272	43.4	(6.0)	90,373	42.3	96,057	43.6	(5.9)
Gross profit	62,318	57.9	62,872	56.6	(0.9)	123,418	57.7	124,393	56.4	(0.8)
Operating expenses	54,167	50.3	50,697	45.6	6.8	103,134	48.2	100,255	45.5	2.9
Operating income	8,151	7.6	12,175	11.0	(33.1)	20,284	9.5	24,138	10.9	(16.0)
Other expense, net	(3,729)	(3.5)	(6,346)	(5.7)	(41.2)	(19,138)	(9.0)	(12,300)	(5.6)	55.6
Income before income taxes	4,422	4.1	5,829	5.2	(24.1)	1,146	0.5	11,838	5.4	(90.3)
Income tax expense (benefit)	428	0.4	(70)	(0.1)	NM	206	0.1	160	0.1	28.8
Net income	$3,994	3.7%	$5,899	5.3%	(32.3)	$940	0.4%	$11,678	5.3%	(92.0)%
NM means not meaningful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
REVENUE BY SEGMENT

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2024		2023		(decr.)	2024		2023		(decr.)
Revenue
IoT Products & Services	$83,390	77.4%	$85,893	77.3%	(2.9)%	$165,413	77.4%	$170,235	77.2%	(2.8)%
IoT Solutions	24,312	22.6	25,251	22.7	(3.7)	48,378	22.6	50,215	22.8	(3.7)
Total revenue	$107,702	100.0%	$111,144	100.0%	(3.1)%	$213,791	100.0%	$220,450	100.0%	(3.0)%
IoT Products & Services
IoT Products & Services revenue decreased $2.5 million for the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, consisting of an approximate $4.6 million decrease in product sales volume, with no material impact from pricing, from our Console Server and Cellular product lines partially offset by growth in OEM and $2.1 million in service revenue growth.

IoT Products & Services revenue decreased $4.8 million for the six months ended March 31, 2024, as compared to the same period in the prior fiscal year, consisting of an approximate $8.8 million decrease in product sales volume, with no material impact from pricing, from our Console Server and Cellular product lines partially offset by growth in OEM and $4.0 million in service revenue growth.
IoT Solutions
IoT Solutions revenue decreased $0.9 million for the three months ended March 31, 2024, as compared to the same period in the prior fiscal year, consisting of a $1.0 million decrease in one time services volume and a $0.8 million decrease in hardware sales offset by a $0.9 million increase in recurring revenue.

IoT Solutions revenue decreased $1.8 million for the six months ended March 31, 2024, as compared to the same period in the prior fiscal year, consisting of a $2.3 million decrease in one time services volume and a $1.0 million decrease in hardware sales offset by a $1.5 million increase in recurring revenue.
ARR
ARR was $110 million as of March 31, 2024, compared to $99 million as of March 31, 2023. IoT Products & Services ARR was $23 million as of March 31, 2024, compared to $17 million as of March 31, 2023. This increase primarily was due to growth in the subscription base for Console Server services, complemented by growth in other business lines. IoT Solutions ARR was $87 million as of March 31, 2024, compared to $82 million as of March 31, 2023, primarily driven by growth in SmartSense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT
Below are our segments' cost of goods sold and gross profit as a percentage of their respective total revenue:

	Three months ended March 31,				Basis point
($ in thousands)	2024		2023*		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$38,329	46.0%	$38,416	44.7%	130
IoT Solutions	7,055	29.0	8,874	35.1	(610)
Total cost of goods sold	$45,384	42.1%	$47,290	42.5%	(40)
Gross Profit
IoT Products & Services Operating Segments Gross Profit	$45,061	54.0%	$47,477	55.3%	(130)
Unallocated IoT Products & Services Expenses	—	—	(360)	(0.4)	40
Total IoT Products & Services Segment Gross Profit	45,061	54.0	47,117	54.9	(90)
IoT Solutions Operating Segments Gross Profit	17,257	71.0	16,377	64.9	610
Unallocated IoT Solutions Expenses	—	—%	(622)	(2.5)%	250
Total IoT Solutions Segment Gross Profit	17,257	71.0%	15,755	62.4%	860
Total gross profit	$62,318	57.9%	$62,872	56.6%	130

	Six months ended March 31,				Basis point
($ in thousands)	2024		2023*		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$75,158	45.4%	$76,084	44.7%	70
IoT Solutions	13,880	28.7%	17,712	35.3%	(660)
Total cost of goods sold	$89,038	41.6%	$93,796	42.5%	(90)
Gross Profit
IoT Products & Services Operating Segments Gross Profit	$90,255	54.6%	$94,151	55.3%	(70)
Unallocated IoT Products & Services Expenses	(1,335)	(0.8)%	(1,013)	(0.6)%	(20)
Total IoT Products & Services Segment Gross Profit	88,920	53.8%	93,138	54.7%	(90)
IoT Solutions Operating Segments Gross Profit	34,498	71.3%	32,503	64.7%	660
Unallocated IoT Solutions Expenses	—	—%	(1,248)	(2.5)%	250
Total IoT Solutions Segment Gross Profit	34,498	71.3%	31,255	62.2%	910
Total gross profit	$123,418	57.7%	$124,393	56.4%	130
*Prior periods have been restated as discussed in Note 6.
IoT Product & Services
IoT Products & Services gross profit margin decreased 90 basis points for the three months ended March 31, 2024 as compared to the same period in the prior fiscal year. This decrease was driven by decreased volume as well as mix across Console Server and Cellular product lines. The change in unallocated gross profit as compared to the prior fiscal year is attributable to lower, unallocated inventory related expenses.
IoT Products & Services gross profit margin decreased 90 basis points for the six months ended March 31, 2024 as compared to the same period in the prior fiscal year. This decrease was driven by decreased volume as well as mix across Console Server

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
and Cellular product lines. The change in unallocated gross profit as compared to the prior fiscal year is attributable to higher, unallocated inventory related expenses.
IoT Solutions
The IoT Solutions gross profit margin increased 860 basis points for the three months ended March 31, 2024 as compared to the same period in the prior fiscal year. This increase was the result of growth in higher margin ARR subscription revenues. The change in unallocated gross profit as compared to the prior fiscal year is attributable to lower, unallocated inventory related expenses.
The IoT Solutions gross profit margin increased 910 basis points for the six months ended March 31, 2024 as compared to the same period in the prior fiscal year. This increase was the result of growth in higher margin ARR subscription revenues. The change in unallocated gross profit as compared to the prior fiscal year is attributable to lower, unallocated inventory related expenses.
OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended March 31,				$	%	Six months ended March 31,				$	%
($ in thousands)	2024		2023		incr. (decr.)	incr. (decr.)	2024		2023		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$20,540	19.0%	$20,341	18.3%	$199	1.0%	$40,187	18.7%	$39,447	17.9%	$740	1.9%
Research and development	15,044	14.0	15,155	13.6	(111)	(0.7)	29,677	13.9	29,249	13.3	428	1.5
General and administrative	18,583	17.3	15,201	13.7	3,382	22.2	33,270	15.6	31,559	14.3	1,711	5.4
Total operating expenses	$54,167	50.3%	$50,697	45.6%	$3,470	6.8%	$103,134	48.2%	$100,255	45.5%	$2,879	2.9%

The $3.5 million increase in operating expenses for the three months ended March 31, 2024, as compared to the same period in the prior fiscal year was primarily the result of a $6.3 million increase to litigation reserves partially offset by a $2.1 million gain on the sale of an intangible asset and $0.7 million decrease in non-labor expenses.

The $2.9 million increase in operating expenses for the six months ended March 31, 2024, as compared to the same period in the prior fiscal year was primarily the result of was primarily the result of a $6.3 million increase to litigation reserves partially offset by a $2.1 million gain on the sale of an intangible asset and $1.3 million decrease in non-labor expenses.
OPERATING INCOME

	Three months ended March 31,
($ in thousands)	2024	2023*	incr. (decr.)	incr. (decr.)
Operating Income (Loss)
IoT Products & Services Operating Segments Operating Income	$13,643	$14,239	$(596)	(4.2)%
Unallocated IoT Products & Services Expenses	(11)	(1,274)	1,263	NM
Total IoT Products & Services Segment Operating Income	13,632	12,965	667	5.1
IoT Solutions Operating Segments Operating Loss	(5,481)	(14)	(5,467)	NM
Unallocated IoT Solutions Expenses	—	(776)	776	(100.0)
Total IoT Solutions Segment Operating Loss	(5,481)	(790)	(4,691)	NM
Total operating income	$8,151	$12,175	$(4,024)	(33.1)%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Six months ended March 31,
($ in thousands)	2024	2023*	incr. (decr.)	incr. (decr.)
Operating Income (Loss)
IoT Products & Services Operating Segments Operating Income	$25,343	$28,654	$(3,311)	(11.6)%
Unallocated IoT Products & Services Expenses	(1,370)	(3,006)	1,636	NM
Total IoT Products & Services Segment Operating Income	23,973	25,648	(1,675)	(6.5)
IoT Solutions Operating Segments Operating Loss	(3,689)	16	(3,705)	NM
Unallocated IoT Solutions Expenses	—	(1,526)	1,526	NM
Total IoT Solutions Segment Operating Loss	(3,689)	(1,510)	(2,179)	144.3%
Total operating income	$20,284	$24,138	$(3,854)	(16.0)%
NM means not meaningful
*Prior periods have been restated as discussed in Note 6.
Drivers for the changes in operating income for the periods presented are described above in the revenue, gross profit and operating expenses details. The change in Unallocated IoT Products & Service operating income not explained by the change in gross profit is attributable to lower, unallocated incentive compensation for both the three months and six months ending March 31, 2024.
OTHER EXPENSE, NET
Below are our other expenses, net and other expenses, net as a percentage of total revenue:

	Three months ended March 31,				$	%	Six months ended March 31,				$	%
($ in thousands)	2024		2023		incr. (decr.)	incr. (decr.)	2024		2023		incr. (decr.)	incr. (decr.)
Other expense, net
Interest expense, net	$(3,697)	(3.5)%	$(6,393)	(5.8)%	$2,696	(42.2)%	(9,358)	(4.5)%	(12,364)	(5.6)%	3,006	(24.3)%
Debt issuance cost write off	—	—	—	—	—	NM	(9,722)	(4.5)	—	—	(9,722)	NM
Other expense, net	(32)	—	47	0.1	(79)	NM	(58)	—	64	—	(122)	NM
Total other expense, net	$(3,729)	(3.5)%	$(6,346)	(5.7)%	$2,617	(41.2)%	$(19,138)	(9.0)%	$(12,300)	(5.6)%	$(6,838)	55.6%
NM means not meaningful
Other expense, net, decreased $2.6 million for the three months ended March 31, 2024, as compared to the same period in the prior fiscal year. This decrease was driven by a reduction in interest expense due to a decrease in average debt outstanding and our effective interest rate. Other expense, net, increased $6.8 million for the six months ended March 31, 2024, as compared to the same period in the prior fiscal year. This increase was driven by the debt issuance cost expense realized upon the extinguishment of our prior credit facility partially offset by a decrease in our average debt outstanding and our effective interest rate on debt (see Note 5 to the condensed consolidated financial statements for additional information).
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
Non-GAAP measures are not substitutes for GAAP measures for the purpose of analyzing financial performance. The disclosure of these measures does not reflect all charges and gains that actually were recognized by Digi. These non-GAAP measures are not in accordance with, or, an alternative for measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies or presented by us in prior reports. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. We believe that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. We believe these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. Additionally, Adjusted EBITDA does not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs. We believe that providing historical and adjusted net income and adjusted net income per diluted share, respectively, exclusive of such items as reversals of tax reserves, discrete tax benefits, restructuring charges and reversals, intangible amortization, stock-based compensation, other non-operating income/expense, adjustments to estimates of contingent consideration, acquisition-related expenses and interest expense related to acquisition permits investors to compare results with prior periods that did not include these items. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. In addition, certain of our stockholders have expressed an interest in seeing financial performance measures exclusive of the impact of these matters, which while important, are not central to the core operations of our business. Management believes that Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, acquisition-related expenses, restructuring charges and reversals and changes in fair value of contingent consideration, is useful to investors to evaluate our core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the consolidated statements of operations. We believe that the presentation of Adjusted EBITDA as a percentage of revenue is useful because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.
Below are reconciliations from GAAP to non-GAAP information that we feel are important to our business:
Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended March 31,				Six months ended March 31,
	2024		2023		2024		2023
		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$107,702	100.0%	$111,144	100.0%	$213,791	100.0%	$220,450	100.0%

Net income	$3,994		$5,899		$940		$11,678
Interest expense, net	3,697		6,393		9,358		12,364
Debt issuance cost write off	—		—		9,722		—
Income tax provision (benefit)	428		(70)		206		160
Depreciation and amortization	8,066		7,846		16,117		15,958
Stock-based compensation	3,473		3,465		6,579		6,333
Litigation accrual	6,253		—		6,253		—
Gain on asset sale	(2,129)		—		(2,129)		—
Restructuring charge	43		23		146		46
Acquisition expense	—		307		(61)		688
Adjusted EBITDA	$23,825	22.1%	$23,863	21.5%	$47,131	22.0%	$47,227	21.4%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended March 31,				Six months ended March 31,
	2024		2023		2024		2023
Net income and net income per diluted share	$3,994	$0.11	$5,899	$0.16	$940	$0.03	$11,678	$0.32
Amortization	6,097	0.16	6,251	0.17	12,335	0.33	12,714	0.35
Stock-based compensation	3,473	0.09	3,465	0.09	6,579	0.18	6,333	0.17
Other non-operating expense (income)	32	—	(47)	—	58	—	(64)	—
Acquisition expense	—	—	307	0.01	(61)	—	688	0.02
Litigation accrual	6,253	0.17	—	—	6,253	0.17	—	—
Gain on asset sale	(2,129)	(0.06)	—	—	(2,129)	(0.06)	—	—
Restructuring charge	43	—	23	—	146	—	46	—
Interest expense, net	3,697	0.10	6,393	0.17	9,358	0.25	12,364	0.34
Debt issuance cost write off	—	—	—	—	9,722	0.26	—	—
Tax effect from the above adjustments (1)	(3,593)	(0.10)	(4,626)	(0.12)	(7,506)	(0.20)	(9,495)	(0.27)
Discrete tax expenses (benefits) (2)	81	—	557	0.02	(101)	—	1,749	0.05
Adjusted net income and adjusted net income per diluted share (3)	$17,948	$0.49	$18,222	$0.50	$35,594	$0.97	$36,013	$0.98
Diluted weighted average common shares		36,974		36,730		36,855		36,821
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2024 and fiscal 2023 based on adjusted net income.
(2)For the three and six months ended March 31, 2024 and 2023, discrete tax expenses (benefits) primarily are a result of changes in excess tax benefits recognized on stock compensation.
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
Our condensed consolidated statements of cash flows for the six months ended March 31, 2024 and 2023 are summarized as follows:

	Six months ended March 31,
($ in thousands)	2024	2023
Operating activities	$31,727	$9,607
Investing activities	1,425	(2,855)
Financing activities	(42,692)	(10,187)
Effect of exchange rate changes on cash and cash equivalents	1,642	195
Net decrease in cash and cash equivalents	$(7,898)	$(3,240)
Cash flows from operating activities increased $22.1 million primarily as a result of:
•a $4.6 million increase in net operating assets for the first six months of fiscal 2024 compared to a $22.6 million increase in the first six months of fiscal 2023,
•a $9.7 million debt issuance cost write-off included in net income
•and a $6.3 million litigation accrual in included in net income.
These were partially offset by:
•a $10.7 million decrease in net income
•and a $2.2 million increase in gains from the sale of assets.
Cash flows used in investing activities decreased $4.3 million primarily as a result of:
•a $2.1 million increase in proceeds from the sale of property, equipment, improvements and certain other intangible assets
•and a $2.2 million decrease in purchases of property, equipment, improvements and certain other intangible assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Cash flows used in financing activities increased $32.5 million primarily as a result of:
•debt payments of $256 million in the first six months of fiscal 2024, including $213.6 million to retire our prior credit facility, an early payment of $1.9 million against our prior credit facility and a payment of $40.5 million against our new credit facility, compared to debt payments of $9.4 million in the first six months of fiscal 2023
•and decreases in proceeds from stock option plan and employee stock purchase plan transactions.
These were partially offset by:
•net proceeds of $214.1 million from the issuance of a new credit facility
•and a decrease in taxes paid for net share settlement of share-based payment options and awards.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at March 31, 2024:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$18,851	$4,072	$6,147	$3,846	$4,786
Revolving loan	173,000	—	—	173,000	—
Total	$191,851	$4,072	$6,147	$176,846	$4,786
The operating leases included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.3 million as of March 31, 2024. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The table above also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of March 31, 2024, we had $173.0 million outstanding under our Revolving Loan. Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of (1) BMO’s prime rate, (2) the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or (3) one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.75 to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio. The initial borrowings were made at Term SOFR for a one-month interest period plus an applicable margin of 2.50%. Our weighted average interest rate for our Credit Facility as of March 31, 2024 was 7.92%.
Digi bases the interest period election described above on an assessment of the interest rate environment conducted on a monthly basis. Based on the balance sheet position for the Revolving Loan at March 31, 2024, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.4 million. For additional information, see Note 5 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.
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
A 10% change in the average exchange rate for the Euro, British Pound, Australian Dollar and Canadian Dollar to the U.S. Dollar during the first six months of fiscal 2024 would have resulted in a 1.4% increase or decrease in stockholders' equity due to foreign currency translation.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the second quarter of fiscal 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2024 - January 31, 2024	42	$30.54	—	$—
February 1, 2024 - February 29, 2024	18,393	28.87	—	—
March 1, 2024 - March 31, 2024	—	—	—	—
	18,435	$28.87	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

Immaterial Correction of Prior Period Financial Statements
As discussed in Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, the Company discovered a disclosure error related to the measure of profit and loss previously disclosed. ASC 280-10-50-22 requires the disclosure of the measure of profit or loss as reviewed by the CODM. Our CODM reviews the measures of profit for each operating segment excluding certain costs that are directly attributable to reportable segments, which are unallocated to the operating segments. As a result, the Company has corrected the disclosure to separately disclose the unallocated expenses outside of the IoT Products & Services and IoT Solutions segments gross profit and operating income (loss) amounts. The errors have no impact on the consolidated balance sheet, consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows. Management has evaluated the misstatement and concluded it was not material to prior periods. The Company will also correct the Consolidated Financial Statements for the prior periods that will be presented in the Form 10-K filing for the year ended September 30, 2023. The Company will also correct the comparable Q3 2023 and Q1 2024 Condensed Consolidated Financial Statements that will be presented in the Q3 2024 and Q1 2025 Form 10-Q filings, respectively.
The following tables reflect the effects of the corrected disclosures of the Company's previously reported Condensed Consolidated Financial Statements for the three months ended December 31, 2023, three and nine month ended June 30, 2023 and for the years ended September 30, 2023 and September 30, 2022, which will be corrected in future filings:

	Three months ended December 31, 2023	Three months ended June 30, 2023	Nine months ended June 30, 2023	Year ended September 30, 2023	Year ended September 30, 2022
Gross Profit
IoT Products & Services Operating Segments Gross Profit	$45,217	$48,889	$143,041	$197,666	$167,994
Unallocated IoT Products & Services Expenses	(1,358)	(1,660)	(2,674)	(9,708)	(7,877)
Total IoT Products & Services Segment Gross Profit	43,859	47,229	140,367	187,958	160,117
IoT Solutions Operating Segments Gross Profit	17,241	17,209	49,712	66,741	55,986
Unallocated IoT Solutions Expenses	—	(619)	(1,867)	(2,496)	183
Total IoT Solutions Segment Gross Profit	17,241	16,590	47,845	64,245	56,169
Total gross profit	$61,100	$63,819	$188,212	$252,203	$216,286
Operating Income (Loss)
IoT Products & Services Operating Segments Operating Income	$11,700	$14,445	$43,099	$63,308	$50,408
Unallocated IoT Products & Services Expenses	(1,359)	(2,349)	(5,355)	(12,151)	(8,846)
Total IoT Products & Services Segment Operating Income	10,341	12,096	37,744	51,157	41,562
IoT Solutions Operating Segments Operating Income (Loss)	1,792	1,045	1,060	1,826	(3,211)
Unallocated IoT Solutions Expenses	—	(665)	(2,190)	(2,888)	(131)
Total IoT Solutions Segment Operating Income (Loss)	1,792	380	(1,130)	(1,062)	(3,342)
Total operating income	$12,133	$12,476	$36,614	$50,095	$38,220

ITEM 6. EXHIBITS

Exhibit No.		Description	Method of Filing
3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (2)	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101
The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2024, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.
Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2024 is formatted in iXBRL (included in Exhibit 101).
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

DIGI INTERNATIONAL INC.
Date:	May 3, 2024	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)