Form 10-Q
period 2024-06-30
DIGI INTERNATIONAL INC
filed 2024-08-07
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 2, 2024, there were 36,415,184 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)
Revenue:
Product	$74,618	$81,714	$230,300	$247,288
Service	30,585	30,522	88,694	85,398
Total revenue	105,203	112,236	318,994	332,686
Cost of sales:
Cost of product	35,846	40,650	111,506	120,480
Cost of service	6,147	6,814	18,954	20,985
Amortization	952	953	2,858	3,009
Total cost of sales	42,945	48,417	133,318	144,474
Gross profit	62,258	63,819	185,676	188,212
Operating expenses:
Sales and marketing	21,501	20,974	61,688	60,421
Research and development	15,132	14,945	44,809	44,194
General and administrative	12,717	15,424	45,987	46,983
Total operating expenses	49,350	51,343	152,484	151,598
Operating income	12,908	12,476	33,192	36,614
Other expense, net:
Interest expense, net	(3,234)	(6,603)	(12,592)	(18,967)
Debt issuance cost write off	—	—	(9,722)	—
Other (expense) income, net	(14)	15	(72)	79
Total other expense, net	(3,248)	(6,588)	(22,386)	(18,888)
Income before income taxes	9,660	5,888	10,806	17,726
Income tax (benefit) provision	(42)	(839)	164	(679)
Net income	$9,702	$6,727	$10,642	$18,405

Net income per common share:
Basic	$0.27	$0.19	$0.29	$0.51
Diluted	$0.26	$0.18	$0.29	$0.50
Weighted average common shares:
Basic	36,375	35,889	36,266	35,761
Diluted	37,026	36,817	36,921	36,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$9,702	$6,727	$10,642	$18,405
Other comprehensive (loss) income:
Foreign currency translation adjustment	(65)	(109)	2,283	1,358
Other comprehensive (loss) income	(65)	(109)	2,283	1,358
Comprehensive income	$9,637	$6,618	$12,925	$19,763

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2024	September 30, 2023
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$28,337	$31,693
Accounts receivable, net	71,190	55,997
Inventories	56,665	74,396
Other current assets	8,327	4,112
Total current assets	164,519	166,198
Property, equipment and improvements, net	32,714	29,108
Intangible assets, net	258,868	277,084
Goodwill	341,916	341,593
Operating lease right-of-use assets	10,858	12,876
Deferred tax assets	7,857	4,884
Other non-current assets	3,694	3,788
Total assets	$820,426	$835,531
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$15,523
Accounts payable	20,856	17,148
Accrued compensation	12,643	16,427
Unearned revenue	30,468	25,274
Current portion of operating lease liabilities	3,032	3,352
Income taxes payable	1,334	1,116
Other current liabilities	14,020	7,138
Total current liabilities	82,353	85,978
Income taxes payable	2,343	2,308
Deferred tax liabilities	1,815	1,812
Long-term debt	151,618	188,051
Operating lease liabilities	11,945	13,989
Other non-current liabilities	7,298	2,905
Total liabilities	257,372	295,043
Commitments and Contingencies (See Note 11)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 42,881,585 and 42,501,150 shares issued	429	425
Additional paid-in capital	415,483	403,735
Retained earnings	235,487	224,845
Accumulated other comprehensive loss	(24,728)	(27,011)
Treasury stock, at cost, 6,474,271 and 6,436,204 shares	(63,617)	(61,506)
Total stockholders' equity	563,054	540,488
Total liabilities and stockholders' equity	$820,426	$835,531

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2024	2023
	(in thousands)
Operating activities:
Net income	$10,642	$18,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	5,977	4,997
Amortization	18,925	20,449
Write-off of debt issuance costs	9,722	—
Stock-based compensation	10,093	9,852
Deferred income tax benefit	(2,970)	(6,495)
Litigation accrual	6,253	—
Other	(1,817)	21
Changes in operating assets and liabilities	(168)	(19,425)
Net cash provided by operating activities	56,657	27,804
Investing activities:
Purchase of property, equipment, improvements and certain other intangible assets	(1,282)	(3,842)
Proceeds from sale of property, equipment, improvements and certain other intangible assets	2,229	—
Net cash provided by (used in) investing activities	947	(3,842)
Financing activities:
Proceeds from long-term debt	214,062	—
Payments on long-term debt	(276,225)	(29,375)
Proceeds from stock option plan transactions	952	2,616
Proceeds from employee stock purchase plan transactions	2,061	1,689
Taxes paid for net share settlement of share-based payment options and awards	(3,466)	(3,850)
Net cash used in financing activities	(62,616)	(28,920)
Effect of exchange rate changes on cash and cash equivalents	1,656	(362)
Net decrease in cash and cash equivalents	(3,356)	(5,320)
Cash and cash equivalents, beginning of period	31,693	34,900
Cash and cash equivalents, end of period	$28,337	$29,580

Supplemental disclosures of cash flow information:
Interest paid	$11,780	$20,519
Income taxes paid, net	4,559	4,666
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	(8,354)	(3,175)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(128)	$(157)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Equity
Balances, March 31, 2023	42,325	$423	6,464	$(61,446)	$394,036	$211,753	$(24,587)	$520,179
Net income	—	—	—	—	—	6,727	—	6,727
Other comprehensive loss	—	—	—	—	—	—	(109)	(109)
Employee stock purchase plan issuances	—	—	(18)	173	347	—	—	520
Taxes paid for net share settlement of share-based payment awards	—	—	6	(197)	—	—	—	(197)
Issuance of stock under stock award plans	83	1	—	—	943	—	—	944
Stock-based compensation expense	—	—	—	—	3,519	—	—	3,519
Balances, June 30, 2023	42,408	$424	6,452	$(61,470)	$398,845	$218,480	$(24,696)	$531,583

Balances, September 30, 2022	41,950	$420	6,413	$(58,172)	$385,244	$200,075	$(26,054)	$501,513
Net income	—	—	—	—	—	18,405	—	18,405
Other comprehensive income	—	—	—	—	—	—	1,358	1,358
Employee stock purchase plan issuances	—	—	(58)	553	1,137	—	—	1,690
Taxes paid for net share settlement of share-based payment awards	—	—	97	(3,851)	—	—	—	(3,851)
Issuance of stock under stock award plans	458	4	—	—	2,612	—	—	2,616
Stock-based compensation expense	—	—	—	—	9,852	—	—	9,852
Balances, June 30, 2023	42,408	$424	6,452	$(61,470)	$398,845	$218,480	$(24,696)	$531,583

Balances, March 31, 2024	42,854	$429	6,492	$(63,683)	$411,759	$225,785	$(24,663)	$549,627
Net income	—	—	—	—	—	9,702	—	9,702
Other comprehensive loss	—	—	—	—	—	—	(65)	(65)
Employee stock purchase plan issuances	—	—	(25)	242	327	—	—	569
Taxes paid for net share settlement of share-based payment options and awards	—	—	7	(176)	(505)	—	—	(681)
Issuance of stock under stock award plans	28	—	—	—	388	—	—	388
Stock-based compensation expense	—	—	—	—	3,514	—	—	3,514
Balances, June 30, 2024	42,882	$429	6,474	$(63,617)	$415,483	$235,487	$(24,728)	$563,054

Balances, September 30, 2023	42,501	$425	6,436	$(61,506)	$403,735	$224,845	$(27,011)	$540,488
Net income	—	—	—	—	—	10,642	—	10,642
Other comprehensive income	—	—	—	—	—	—	2,283	2,283
Employee stock purchase plan issuances	—	—	(75)	733	948	—	—	1,681
Taxes paid for net share settlement of share-based payment awards	—	—	113	(2,844)	(622)	—	—	(3,466)
Issuance of stock under stock award plans	381	4	—	—	1,329	—	—	1,333
Stock-based compensation expense	—	—	—	—	10,093	—	—	10,093
Balances, June 30, 2024	42,882	$429	6,474	$(63,617)	$415,483	$235,487	$(24,728)	$563,054

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
2. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$9,702	$6,727	$10,642	$18,405

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	36,375	35,889	36,266	35,761
Effect of dilutive securities:
Stock options and restricted stock units	651	928	655	1,077
Denominator for diluted net income per common share — adjusted weighted average shares	37,026	36,817	36,921	36,838

Net income per common share, basic	$0.27	$0.19	$0.29	$0.51
Net income per common share, diluted	$0.26	$0.18	$0.29	$0.50
Digi excludes certain stock options and restricted stock unit awards that would have an anti-dilutive effect on our diluted net income per share calculation. For the three months ended June 30, 2024 and 2023, 646,564 and 599,957 shares outstanding were excluded, respectively. For the nine months ended June 30, 2024 and 2023, 710,370 and 477,521 shares outstanding were excluded, respectively.

3. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	June 30, 2024	September 30, 2023
Accounts receivable, net:
Accounts receivable	$76,501	$61,880
Less allowance for credit losses	1,457	1,693
Less reserve for future credit returns and pricing adjustments	3,854	4,190
Accounts receivable, net	$71,190	$55,997
Inventories:
Raw materials	$21,509	$29,974
Work in process	22	66
Finished goods	35,134	44,356
Inventories	$56,665	$74,396
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	June 30, 2024			September 30, 2023
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$85,018	$(62,678)	$22,340	$85,032	$(59,833)	$25,199
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	40,180	(21,495)	18,685	39,957	(19,888)	20,069
Customer relationships	309,213	(91,370)	217,843	309,196	(77,380)	231,816
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(1,000)	—
Total	$436,123	$(177,255)	$258,868	$435,897	$(158,813)	$277,084

Amortization expense for intangible assets was $6.1 million and $6.3 million for the three months ended June 30, 2024 and 2023, respectively. Amortization expense for intangible assets was $18.4 million and $19.0 million for the nine months ended June 30, 2024 and 2023, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2024 and the five succeeding fiscal years is (in thousands):

2024 (three months)	$6,995
2025	21,786
2026	21,554
2027	20,593
2028	20,411
2029	18,355

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Nine months ended June 30, 2024
	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2023	$173,957	$167,636	$341,593
Foreign currency translation adjustment	400	(77)	323
Balance on June 30, 2024	$174,357	$167,559	$341,916
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We have two reportable segments, IoT Products & Services and IoT Solutions (see Note 6). Our IoT Products & Services segment is structured to include four reporting units for goodwill testing purposes: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Following our acquisition of Ventus in November 2021, we have two reporting units within IoT Solutions: SmartSense and Ventus. Each of these reporting units was tested individually for impairment during our annual impairment test completed as of the end of the third fiscal quarter of fiscal 2024.

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
Results of our Fiscal 2024 Annual Impairment Test
As of June 30, 2024, we had a total of $32.7 million of goodwill for the Cellular Routers reporting unit, $57.1 million of goodwill for the Console Servers reporting unit, $64.2 million of goodwill for the OEM Solutions reporting unit, $20.4 million of goodwill for the Infrastructure Management reporting unit, $48.9 million of goodwill for the SmartSense reporting unit and $118.6 million of goodwill for the Ventus reporting unit. At June 30, 2024, the fair value of goodwill exceeded the carrying value for all six reporting units and no impairment was recorded. Ventus fair value exceeded carrying values by less than 10%.
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

5. INDEBTEDNESS (CONTINUED)
Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.75% to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio. All borrowings in the period were made at Term SOFR for a one-month interest election period plus an applicable margin of 2.50%. Our weighted average interest rate for our Credit Facility was 7.93% as of June 30, 2024.
In addition to paying interest on the outstanding principal, Digi is required to pay a commitment fee on the unutilized commitments under the Credit Facility. The commitment fee is between 0.20% and 0.35% depending on Digi’s total net leverage ratio. Our weighted average Revolving Loan commitment fee was 0.25% as of June 30, 2024. The Credit Facility is secured by substantially all of the property of Digi and its domestic subsidiaries.
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
The Revolving Loan is due in a lump sum payment at maturity December 7, 2028, if any amounts are drawn. The fair value of the Revolving Loan approximated carrying value at June 30, 2024.
The following table is a summary of our long-term indebtedness at June 30, 2024 and September 30, 2023 (in thousands):

	Balance on June 30, 2024	Balance on September 30, 2023
Revolving Loan	$152,800	$—
Term loan	—	213,625
Total loans	152,800	213,625
Less unamortized issuance costs	(1,182)	(10,051)
Less current maturities of long-term debt	—	(15,523)
Total long-term debt, net of current portion	$151,618	$188,051

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

6. SEGMENT INFORMATION
In the third quarter of fiscal 2024, we restructured our management structure to appoint a single segment manager over IoT Products & Services and a single manager over IoT Solutions. As a result we have two operating segments. These two operating segments also serve as our reportable segments: IoT Products & Services and IoT Solutions. Each operating segment is now led by a single segment manager. IoT Products & Services derives revenue from the sale of products and services that help original equipment manufacturers ("OEMs"), enterprise and government customers create and deploy, secure IoT connectivity solutions. IoT Solutions derives revenue from the sale of software-based services that are enabled through the use of connected devices that utilize cellular communications.
Our CEO is our Chief Operating Decision Maker ("CODM"). The measures the CODM uses to measure profitability within each of our reportable segments is segment gross profit.
Summary operating results for each of our segments were (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Revenue
IoT Products & Services	$80,003	$87,358	$245,416	$257,593
IoT Solutions	25,200	24,878	73,578	75,093
Total revenue	$105,203	$112,236	$318,994	$332,686
Gross Profit
IoT Products & Services Operating Segments Gross Profit	$43,501	$47,229	$132,421	$140,367
IoT Solutions Operating Segments Gross Profit	18,757	16,590	53,255	47,845
Total gross profit	$62,258	$63,819	$185,676	$188,212
Total depreciation and amortization expense was (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
IoT Products & Services	$3,111	$3,108	$9,316	$9,446
IoT Solutions	5,187	4,896	15,098	14,516
Total depreciation and amortization	$8,298	$8,004	$24,414	$23,962
Total expended for property, plant and equipment was (in thousands):

	Nine months ended June 30,
	2024	2023
IoT Products & Services	$581	$362
IoT Solutions*	475	3,291
Total expended for property, plant and equipment	$1,056	$3,653
* Excluded from these amounts are $8,354 and $3,175 of transfers of inventory to property plant and equipment for subscriber assets for the nine months ended June 30, 2024 and 2023, respectively.
Total assets for each of our segments were (in thousands):

	June 30, 2024	September 30, 2023
IoT Products & Services	$389,469	$384,018
IoT Solutions	402,620	419,820
Unallocated*	28,337	31,693
Total assets	$820,426	$835,531
*Unallocated consists of cash and cash equivalents.

7. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
North America, primarily the United States	$72,908	$82,953	$225,001	$244,227
Europe, Middle East & Africa	15,123	16,352	48,998	52,643
Rest of world	17,172	12,931	44,995	35,816
Total revenue	$105,203	$112,236	$318,994	$332,686
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Transferred at a point in time	$77,096	$86,393	$237,064	$258,967
Transferred over time	28,107	25,843	81,930	73,719
Total revenue	$105,203	$112,236	$318,994	$332,686
Contract Balances
Contract Related Assets
Our contract related assets consist of subscriber assets. Subscriber assets are equipment that we provide to customers pursuant to subscription-based contracts.  In these cases, we retain the ownership of the equipment a customer uses and charge the customer subscription fees to receive our end-to-end solutions. The total net book value of subscriber assets of $18.5 million and $16.6 million as of June 30, 2024 and September 30, 2023, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $1.4 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. Depreciation expense for these subscriber assets, which is included in cost of sales, was $3.5 million and $2.8 million for the nine months ended June 30, 2024 and 2023, respectively. We depreciate the cost of this equipment over its useful life.
Contract Assets
Contract assets at Digi consist of products and services that have been fulfilled, but for which revenue has not yet been recognized. Our contract asset balances were immaterial as of June 30, 2024 and September 30, 2023.
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
Our contract liabilities were $37.5 million and $26.5 million at June 30, 2024 and 2023, respectively.
There were contract liability balances of $38.0 million and $25.7 million as of March 31, 2024 and 2023, respectively. Of these balances, Digi recognized $7.7 million and $6.7 million as revenue in the three months ended June 30, 2024 and 2023, respectively. There were contract liability balances of $27.9 million and $21.6 million balances as of September 30, 2023 and 2022, respectively. Digi recognized $17.6 million and $18.9 million as revenue in the nine months ended June 30, 2024 and 2023, respectively.

7. REVENUE (CONTINUED)
Remaining Performance Obligation
As of June 30, 2024, we had approximately $161.2 million of remaining performance obligations on contracts with an original duration of one year or more. We expect to recognize revenue on approximately $72.1 million of remaining performance obligations over the next 12 months. We expect to recognize revenue from the remaining performance obligations over a range of two to five years.
8. INCOME TAXES
Our income tax expense was $0.2 million for the nine months ended June 30, 2024. Included in this was a net tax benefit of $0.7 million discretely related to the nine months ended June 30, 2024. This liability was the result of book stock compensation in excess of recognized tax benefits.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2023	$3,162
Decreases related to:
Expiration of statute of limitations	(32)
Unrecognized tax benefits as of June 30, 2024	$3,130
The total amount of unrecognized tax benefits at June 30, 2024 that, if recognized, would affect our effective tax rate was $3.0 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.4 million over the next 12 months.
9. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within other current liabilities:

	Three months ended June 30,
	2024	2023
Balance at beginning of period	$774	$836
Warranties accrued	171	135
Settlement made	(141)	(117)
Balance at end of period	$804	$854

	Nine months ended June 30,
	2024	2023
Balance at beginning of period	$772	$886
Warranties accrued	341	303
Settlement made	(309)	(335)
Balance at end of period	$804	$854

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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	June 30, 2024	September 30, 2023
Assets
Operating leases	Operating lease right-of-use assets	$10,858	$12,876
Total lease assets		$10,858	$12,876

Liabilities
Operating leases	Current portion of operating lease liabilities	$3,032	$3,352
Operating leases	Operating lease liabilities	11,945	13,989
Total lease liabilities		$14,977	$17,341
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$757	$907	$2,578	$2,678
Variable lease cost	310	361	943	1,013
Short-term lease cost	30	26	85	69
Total lease cost	$1,097	$1,294	$3,606	$3,760
At June 30, 2024, the weighted average remaining lease term of our operating leases was 6.0 years and the weighted average discount rate for these leases was 4.9%.

10. LEASES (CONTINUED)
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2024 (in thousands):

Fiscal year	Amount
2024 (three months)	$1,082
2025	3,713
2026	3,262
2027	2,058
2028	1,897
2029	1,840
Thereafter	3,865
Total future undiscounted lease payments	17,717
Less imputed interest	(2,740)
Total reported lease liability	$14,977
11. COMMITMENTS AND CONTINGENCIES
We lease certain of our buildings and equipment under non-cancelable lease agreements. Please refer to Note 10 to our condensed consolidated financial statements for additional information.
As previously disclosed, Data Logger Solutions, LLC ("Data Loggers") brought suit in Delaware Superior Court against us and our subsidiary Digi SmartSense, LLC on October 23, 2020. The suit alleges that Data Loggers has not been paid certain commissions it believes it is owed and will continue to be owed under a Reseller Agreement between Data Loggers and TempAlert. SmartSense is the successor of interest of TempAlert and terminated the Reseller Agreement in 2019. Data Loggers claims it is entitled to actual, speculative and punitive damages in connection with its allegations. In March 2024, a jury found Digi liable for breach of contract and awarded Data Loggers damages of approximately $11.6 million. Delaware law also entitles Data Loggers to interest on this award pursuant to a statutory calculation. Each party has filed post-trial motions with respect to the jury’s verdict and a hearing on these motions was held on June 28, 2024. Our motions seek to have the case retried or to remit the award of damages. The plaintiffs are seeking to expand the award of damages for attorney’s fees and additional interest. While these post-trial motions are pending, each party’s right to appeal is stayed and remains in place. Pursuant to ASC 450 we have accrued a $6.3 million liability with respect to this case. The accrual reflects a reasonable estimate of probable loss based on information currently available to us. The ultimate loss, if any, to Digi could be materially different from the amount we have accrued and we cannot predict or estimate the duration or ultimate outcome of this matter.
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
12. STOCK-BASED COMPENSATION
Stock-based awards granted in the first fiscal quarter of 2024 and 2023 were granted under the Digi International Inc. 2021 Omnibus Incentive Plan (as amended and restated, the "2021 Plan"). Shares subject to awards under the 2021 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2021 Plan. The authority to grant options under the 2021 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
As of June 30, 2024, there were approximately 1,920,325 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $1.3 million and $2.6 million for the nine months ended June 30, 2024 and 2023, respectively.

12. STOCK-BASED COMPENSATION (CONTINUED)
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax withholding obligations are otherwise fulfilled by the employee paying cash to us for the withholding. During the nine months ended June 30, 2024 and 2023, our employees forfeited 112,827 shares and 97,171 shares, respectively, in order to satisfy withholding tax obligations of $2.8 million and $3.9 million, respectively.
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares that may be purchased under the ESPP to 3,425,000. ESPP contributions by employees were $1.7 million for the nine months ended June 30, 2024 and 2023. Pursuant to the ESPP, 74,760 and 58,081 common shares were issued to employees during the nine months ended June 30, 2024 and 2023, respectively. Shares are issued under the ESPP from treasury stock. As of June 30, 2024, 395,467 common shares were available for future issuances under the ESPP.
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Cost of sales	$173	$160	$529	$463
Sales and marketing	1,218	1,089	3,594	3,012
Research and development	517	469	1,448	1,386
General and administrative	1,606	1,801	4,522	4,991
Stock-based compensation before income taxes	3,514	3,519	10,093	9,852
Income tax benefit	(724)	(760)	(2,138)	(2,096)
Stock-based compensation after income taxes	$2,790	$2,759	$7,955	$7,756
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance on September 30, 2023	1,553	$18.52
Granted	87	24.59
Exercised	(91)	28.43
Forfeited / Canceled	(39)	27.61
Balance on June 30, 2024	1,510	$18.74	3.3	$7,659

Exercisable on June 30, 2024	1,160	$17.19	2.9	$7,220
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $22.93 as of June 30, 2024, which would have been received by the option holders had all option holders exercised their options as of that date.

12. STOCK-BASED COMPENSATION (CONTINUED)
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the nine months ended June 30, 2024 and 2023 was $2.6 million and $4.1 million, respectively.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Nine months ended June 30,
	2024	2023
Weighted average per option grant date fair value	$12.44	$19.88
Assumptions used for option grants:
Risk free interest rate	4.48% - 4.68%	3.50% - 3.98%
Expected term	6.00 years	6.00 years
Expected volatility	46% - 47%	46%
Weighted average volatility	46%	46%
Expected dividend yield	—	—
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
As of June 30, 2024, the total unrecognized compensation cost related to non-vested stock options was $3.5 million and the related weighted average period over which it is expected to be recognized is approximately 1.4 years.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units and performance stock units as of June 30, 2024 and changes during the nine months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested on September 30, 2023	846	$30.56	135	$37.72
Granted	343	24.98	135	24.81
Vested	(280)	25.13	(30)	37.11
Canceled	(44)	30.13	(17)	28.94
Nonvested on June 30, 2024	865	$30.11	223	$30.65
As of June 30, 2024, the total unrecognized compensation cost related to non-vested restricted stock units and performance stock units was $20.0 million and $0.5 million, respectively. The related weighted average period over which these costs are expected to be recognized was approximately 1.9 years and 0.1 years, respectively.

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
Forward-Looking Statements
This discussion contains forward-looking statements that are based on management’s current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "assume," "believe," "continue," "estimate," "expect," "intend," "may," "plan," "potential," "project," "should," or "will" or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, inventory levels, perceived marketplace opportunities, interest expense savings and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to ongoing and varying inflationary and deflationary pressures around the world and the monetary policies of governments globally as well as present and ongoing concerns about a potential recession, the ability of companies like us to operate a global business in such conditions as well as negative effects on product demand and the financial solvency of customers and suppliers in such conditions, risks related to ongoing supply chain challenges that continue to impact businesses globally, risks related to cybersecurity, risks arising from the present wars in Ukraine and the Middle East, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions, our ability to defend or settle satisfactorily any litigation, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
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
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the third quarter of fiscal 2024 that we feel are most important in these evaluations, with comparisons to the third quarter of fiscal 2023:
•Consolidated revenue was $105 million, a decrease of 6%.
•Consolidated gross profit was $62 million, a decrease of 2%.
•Gross profit margin was 59.2%, an increase of 230 basis points.
•Net income was $10 million, compared to net income of $7 million.
•Net income per diluted share was $0.26, compared to $0.18.
•Adjusted net income and adjusted net income per share was $18.5 million, or $0.50 per diluted share, compared to $18.5 million, or $0.50 per diluted share.
•Adjusted EBITDA was $25 million, or 23.5% of revenue, compared to $24 million or 21.7% of revenue.
•ARR was $113 million at quarter end, an increase of 9%.
In recent periods, we have experienced longer than expected sales cycles with respect to many contracts and projects of potential significance. We believe this is related to macroeconomic conditions and are uncertain as to when and to what degree sales cycles will return to more normal conditions, but expect this to adversely impact our results for at least the remainder of fiscal 2024.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2024		2023		(decr.)	2024		2023		(decr.)
Revenue	$105,203	100.0%	$112,236	100.0%	(6.3)%	$318,994	100.0%	$332,686	100.0%	(4.1)%
Cost of sales	42,945	40.8	48,417	43.1	(11.3)	133,318	41.8	144,474	43.4	(7.7)
Gross profit	62,258	59.2	63,819	56.9	(2.4)	185,676	58.2	188,212	56.6	(1.3)
Operating expenses	49,350	46.9	51,343	45.7	(3.9)	152,484	47.8	151,598	45.6	0.6
Operating income	12,908	12.3	12,476	11.2	3.5	33,192	10.4	36,614	11.0	(9.3)
Other expense, net	(3,248)	(3.1)	(6,588)	(5.9)	(50.7)	(22,386)	(7.0)	(18,888)	(5.7)	18.5
Income before income taxes	9,660	9.2	5,888	5.3	64.1	10,806	3.4	17,726	5.3	(39.0)
Income tax expense (benefit)	(42)	—	(839)	(0.7)	NM	164	0.1	(679)	(0.2)	NM
Net income	$9,702	9.2%	$6,727	6.0%	44.2	$10,642	3.3%	$18,405	5.5%	(42.2)%
NM means not meaningful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
REVENUE BY SEGMENT

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2024		2023		(decr.)	2024		2023		(decr.)
Revenue
IoT Products & Services	$80,003	76.0%	$87,358	77.8%	(8.4)%	$245,416	76.9%	$257,593	77.4%	(4.7)%
IoT Solutions	25,200	24.0	24,878	22.2	1.3	73,578	23.1	75,093	22.6	(2.0)
Total revenue	$105,203	100.0%	$112,236	100.0%	(6.3)%	$318,994	100.0%	$332,686	100.0%	(4.1)%
IoT Products & Services
IoT Products & Services revenue decreased $7.4 million for the three months ended June 30, 2024, as compared to the same period in the prior fiscal year. The decrease consisted of a $7.9 million decline in one-time sales, with no material impact from pricing, partially offset by $0.5 million of recurring revenue growth.

IoT Products & Services revenue decreased $12.2 million for the nine months ended June 30, 2024, as compared to the same period in the prior fiscal year. The decrease consisted of a $15.1 million decline in product sales volume, with no material impact from pricing, partially offset by $2.9 million of service revenue growth.
IoT Solutions
IoT Solutions revenue increased $0.3 million for the three months ended June 30, 2024, as compared to the same period in the prior fiscal year. The increase consisted of a $1.7 million rise in recurring revenue, partially offset by a $0.8 million decrease in hardware sales and a $0.6 million decrease in one time services volume.

IoT Solutions revenue decreased $1.5 million for the nine months ended June 30, 2024, as compared to the same period in the prior fiscal year. The decrease consisted of a $2.9 million decline in one time services volume and a $1.9 million decrease in hardware sales offset by a $3.3 million increase in recurring revenue.
ARR
ARR was $113 million as of June 30, 2024, compared to $104 million as of June 30, 2023. IoT Products & Services ARR was $23 million as of June 30, 2024, compared to $22 million as of June 30, 2023. This increase was due to growth in the subscription base across extended warranty offerings and remote management platforms. IoT Solutions ARR was $90 million as of June 30, 2024, compared to $82 million as of June 30, 2023, driven by growth in SmartSense.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT
Below are our segments' cost of goods sold and gross profit as a percentage of their respective total revenue:

	Three months ended June 30,				Basis point
($ in thousands)	2024		2023		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$36,502	45.6%	$40,129	45.9%	(30)
IoT Solutions	6,443	25.6	8,288	33.3	(770)
Total cost of goods sold	$42,945	40.8%	$48,417	43.1%	(230)
Gross Profit
IoT Products & Services Operating Segments Gross Profit	$43,501	54.4%	$47,229	54.1%	30
IoT Solutions Operating Segments Gross Profit	18,757	74.4	16,590	66.7	770
Total gross profit	$62,258	59.2%	$63,819	56.9%	230

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Nine months ended June 30,				Basis point
($ in thousands)	2024		2023		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$112,995	46.0%	$117,226	45.5%	50
IoT Solutions	20,323	27.6%	27,248	36.3%	(870)
Total cost of goods sold	$133,318	41.8%	$144,474	43.4%	(160)
Gross Profit
IoT Products & Services Operating Segments Gross Profit	$132,421	54.0%	$140,367	54.5%	(50)
IoT Solutions Operating Segments Gross Profit	53,255	72.4%	47,845	63.7%	870
Total gross profit	$185,676	58.2%	$188,212	56.6%	160
IoT Product & Services
IoT Products & Services gross profit margin increased 30 basis points for the three months ended June 30, 2024 as compared to the same period in the prior fiscal year. This increase was driven by a reduction in inventory adjustments and reduced inflationary pressures.
IoT Products & Services gross profit margin decreased 50 basis points for the nine months ended June 30, 2024 as compared to the same period in the prior fiscal year. This decrease was driven by decreased volume as well as changes in mix, partially offset by a reduction in inventory adjustments and reduced inflationary pressures.
IoT Solutions
The IoT Solutions gross profit margin increased 770 basis points for the three months ended June 30, 2024 as compared to the same period in the prior fiscal year. This increase was the result of growth in higher margin ARR subscription revenues.
The IoT Solutions gross profit margin increased 870 basis points for the nine months ended June 30, 2024 as compared to the same period in the prior fiscal year. This increase was the result of growth in higher margin ARR subscription revenues.
OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended June 30,				$	%	Nine months ended June 30,				$	%
($ in thousands)	2024		2023		incr. (decr.)	incr. (decr.)	2024		2023		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$21,501	20.4%	$20,974	18.7%	$527	2.5%	$61,688	19.4%	$60,421	18.2%	$1,267	2.1%
Research and development	15,132	14.4	14,945	13.3	187	1.3	44,809	14.0	44,194	13.3	615	1.4
General and administrative	12,717	12.1	15,424	13.7	(2,707)	(17.6)	45,987	14.4	46,983	14.1	(996)	(2.1)
Total operating expenses	$49,350	46.9%	$51,343	45.7%	$(1,993)	(3.9)%	$152,484	47.8%	$151,598	45.6%	$886	0.6%

The $2.0 million decrease in operating expenses for the three months ended June 30, 2024, as compared to the same period in the prior fiscal year was due to $1.0 million decreases in each of labor and non-labor expenses.

The $0.9 million increase in operating expenses for the nine months ended June 30, 2024, as compared to the same period in the prior fiscal year was the result of a $6.3 million increase to litigation reserves partially offset by a $2.1 million gain on the sale of an intangible asset, a $2.3 decrease in non-labor expenses and a $1.0 million decrease in labor expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER EXPENSE, NET
Below are our other expenses, net and other expenses, net as a percentage of total revenue:

	Three months ended June 30,				$	%	Nine months ended June 30,				$	%
($ in thousands)	2024		2023		incr. (decr.)	incr. (decr.)	2024		2023		incr. (decr.)	incr. (decr.)
Other expense, net
Interest expense, net	$(3,234)	(3.1)%	$(6,603)	(5.9)%	$3,369	(51.0)%	(12,592)	(4.0)%	(18,967)	(5.7)%	6,375	(33.6)%
Debt issuance cost write off	—	—	—	—	—	NM	(9,722)	(3.0)	—	—	(9,722)	NM
Other expense, net	(14)	—	15	—	(29)	NM	(72)	—	79	—	(151)	NM
Total other expense, net	$(3,248)	(3.1)%	$(6,588)	(5.9)%	$3,340	(50.7)%	$(22,386)	(7.0)%	$(18,888)	(5.7)%	$(3,498)	18.5%
NM means not meaningful
Other expense, net, decreased $3.3 million for the three months ended June 30, 2024, as compared to the same period in the prior fiscal year. This decrease was driven by a reduction in interest expense due to a decrease in average debt outstanding and our effective interest rate. Other expense, net, increased $3.5 million for the nine months ended June 30, 2024, as compared to the same period in the prior fiscal year. This increase was driven by the $9.7 million debt issuance cost expense realized upon the extinguishment of our prior credit facility partially offset by a decrease in our average debt outstanding and our effective interest rate on debt (see Note 5 to the condensed consolidated financial statements for additional information).
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
GOODWILL
Results of our Fiscal 2024 Annual Impairment Test
As of June 30, 2024, we had a total of $32.7 million of goodwill for the Cellular Routers reporting unit, $57.1 million of goodwill for the Console Servers reporting unit, $64.2 million of goodwill for the OEM Solutions reporting unit, $20.4 million of goodwill for the Infrastructure Management reporting unit, $48.9 million of goodwill for the SmartSense reporting unit and $118.6 million of goodwill for the Ventus reporting unit. At June 30, 2024, the fair value of goodwill exceeded the carrying value for all six reporting units and no impairment was recorded. Ventus fair value exceeded carrying values by less than 10%.
If our future operating results do not meet current forecasts or if we experience a sustained decline in our market capitalization that is determined to be indicative of a reduction in fair value of one or more of our reporting units within either of our segments, we may be required to record future impairment charges for goodwill.
See Note 4 to the condensed consolidated financial statements for additional discussion of goodwill.

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
Below are reconciliations from GAAP to non-GAAP information that we feel are important to our business:
Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended June 30,				Nine months ended June 30,
	2024		2023		2024		2023
		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$105,203	100.0%	$112,236	100.0%	$318,994	100.0%	$332,686	100.0%

Net income	$9,702		$6,727		$10,642		$18,405
Interest expense, net	3,234		6,603		12,592		18,967
Debt issuance cost write off	—		—		9,722		—
Income tax provision (benefit)	(42)		(839)		164		(679)
Depreciation and amortization	8,299		8,005		24,416		23,963
Stock-based compensation	3,514		3,519		10,093		9,852
Litigation accrual	—		—		6,253		—
Gain on asset sale	18		—		(2,111)		—
Restructuring charge	—		95		146		141
Acquisition expense	—		222		(61)		910
Adjusted EBITDA	$24,725	23.5%	$24,332	21.7%	$71,856	22.5%	$71,559	21.5%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended June 30,				Nine months ended June 30,
	2024		2023		2024		2023
Net income and net income per diluted share	$9,702	$0.26	$6,727	$0.18	$10,642	$0.29	$18,405	$0.50
Amortization	6,104	0.16	6,252	0.17	18,439	0.50	18,966	0.51
Stock-based compensation	3,514	0.09	3,519	0.10	10,093	0.27	9,852	0.27
Other non-operating expense (income)	14	—	(15)	—	72	—	(79)	—
Acquisition expense	—	—	222	0.01	(61)	—	910	0.02
Litigation accrual	—	—	—	—	6,253	0.17	—	—
Gain on asset sale	18	—	—	—	(2,111)	(0.06)	—	—
Restructuring charge	—	—	95	—	146	—	141	—
Interest expense, net	3,234	0.09	6,603	0.18	12,592	0.34	18,967	0.51
Debt issuance cost write off	—	—	—	—	9,722	0.26	—	—
Tax effect from the above adjustments (1)	(4,880)	(0.13)	(6,025)	(0.17)	(12,386)	(0.34)	(15,520)	(0.41)
Discrete tax expenses (benefits) (2)	780	0.02	1,125	0.03	679	0.02	2,874	0.08
Adjusted net income and adjusted net income per diluted share (3)	$18,486	$0.50	$18,503	$0.50	$54,080	$1.46	$54,516	$1.48
Diluted weighted average common shares		37,026		36,817		36,921		36,838
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2024 and fiscal 2023 based on adjusted net income.
(2)For the three and nine months ended June 30, 2024 and 2023, discrete tax expenses (benefits) are a result of changes in excess tax benefits recognized on stock compensation.
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
On December 7, 2023, we entered into a credit agreement. The Credit Agreement provides Digi with a $250 million senior secured revolving credit facility, with an uncommitted accordion feature that provides for additional borrowing capacity of up to the greater of $95 million or one hundred percent of trailing twelve month adjusted earnings before interest, taxes, depreciation, and amortization. The Credit Facility also contains a $10 million letter of credit sublimit and $10 million swingline sub-facility. Digi used the proceeds to retire the remaining balance of the prior credit agreement and may use the proceeds in the future for general corporate purposes. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 5 to our condensed consolidated financial statements.
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
Our condensed consolidated statements of cash flows for the nine months ended June 30, 2024 and 2023 are summarized as follows:

	Nine months ended June 30,
($ in thousands)	2024	2023
Operating activities	$56,657	$27,804
Investing activities	947	(3,842)
Financing activities	(62,616)	(28,920)
Effect of exchange rate changes on cash and cash equivalents	1,656	(362)
Net decrease in cash and cash equivalents	$(3,356)	$(5,320)
Cash flows from operating activities increased $28.9 million as a result of:
•a $0.2 million increase in net operating assets for the first nine months of fiscal 2024 compared to a $19.4 million increase in the first nine months of fiscal 2023,
•a $9.7 million debt issuance cost write-off included in net income in the first nine months of fiscal 2024,
•a $6.3 million litigation accrual included in net income in the first nine months of fiscal 2024
•and a $3.0 million increase in deferred income tax benefit for the first nine months of fiscal 2024 compared to a $6.5 million increase in the first nine months of fiscal 2023.
These were partially offset by:
•a $7.8 million decrease in net income in the first nine months of fiscal 2024
•and a $2.2 million increase in gains from the sale of assets in the first nine months of fiscal 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Cash flows used in investing activities decreased $4.8 million as a result of:
•a $2.2 million increase in proceeds from the sale of property, equipment, improvements and certain other intangible assets
•and a $2.6 million decrease in purchases of property, equipment, improvements and certain other intangible assets.
Cash flows used in financing activities increased $33.7 million as a result of:
•debt payments of $276.2 million in the first nine months of fiscal 2024, including $213.6 million to retire our prior credit facility, an early payment of $1.9 million against our prior credit facility and payments of $60.7 million against our new credit facility, compared to debt payments of $29.4 million in the first nine months of fiscal 2023
•and a decrease in proceeds from stock option plan transactions.
These were partially offset by:
•net proceeds of $214.1 million from the issuance of a new credit facility,
•a decrease in taxes paid for net share settlement of share-based payment options and awards
•and an increase in proceeds from employee stock purchase plan transactions.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at June 30, 2024:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$17,717	$3,867	$5,733	$3,792	$4,325
Revolving loan	152,800	—	—	152,800	—
Total	$170,517	$3,867	$5,733	$156,592	$4,325
The operating leases included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $2.3 million as of June 30, 2024. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The table above also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of June 30, 2024, we had $152.8 million outstanding under our Revolving Loan. Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of (1) BMO’s prime rate, (2) the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or (3) one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.75 to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio. The initial borrowings were made at Term SOFR for a one-month interest period plus an applicable margin of 2.50%. Our weighted average interest rate for our Credit Facility as of June 30, 2024 was 7.93%.
Digi bases the interest period election described above on an assessment of the interest rate environment conducted on a monthly basis. Based on the balance sheet position for the Revolving Loan at June 30, 2024, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.4 million. For additional information, see Note 5 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.
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
A 10% change in the average exchange rate for the Euro, British Pound, Australian Dollar and Canadian Dollar to the U.S. Dollar during the first nine months of fiscal 2024 would have resulted in a 1.4% increase or decrease in stockholders' equity due to foreign currency translation.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the third quarter of fiscal 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2024 - April 30, 2024	—	$—	—	$—
May 1, 2024 - May 31, 2024	6,270	26.98	—	—
June 1, 2024 - June 30, 2024	330	22.42	—	—
	6,600	$26.76	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

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

101
The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2024, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; and (vi) the Notes to the Condensed Consolidated Financial Statements.
Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2024 is formatted in iXBRL (included in Exhibit 101).
____________
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

DIGI INTERNATIONAL INC.
Date:	August 7, 2024	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)