Form 10-K
period 2024-09-30
DIGI INTERNATIONAL INC
filed 2024-11-22
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently competed second fiscal quarter was $1.13 billion based on a closing price of $31.93 per common share as reported on the Nasdaq Global Select Market. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
Shares of common stock outstanding as of November 8, 2024: 36,582,896
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereto.

i

PART I.
ITEM 1. BUSINESS
General Background and Product Offerings
Digi International Inc. ("Digi®," "we," "our," or "us") was incorporated in 1985 as a Minnesota corporation. We reorganized as a Delaware corporation in 1989 in conjunction with our initial public offering. Our common stock trades on the Nasdaq Global Select Market tier of the Nasdaq Stock Market LLC (the "Nasdaq") under the symbol DGII. Our World Headquarters is located at 9350 Excelsior Blvd., Suite 700, Hopkins, Minnesota 55343. The telephone number at our World Headquarters is (952) 912-3444.
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
Our IoT Products & Services segment offers products and services that help original equipment manufacturers ("OEMs") as well as enterprise and government customers create and deploy secure IoT connectivity solutions. These include embedded and wireless modules, console servers, enterprise and industrial routers as well as other infrastructure management equipment to meet our customers' IoT communication requirements. In addition, this segment provides our customers with device management platform services, as well as other professional services to enable customers to capture and manage data from devices connected to networks.
Our IoT Solutions segment consists of our SmartSense by Digi® business and our Managed Network–as–a-Service (“MNaaS”) business acquired via our November 2021 acquisition of Ventus Wireless, LLC and affiliated entities ("Ventus"). SmartSense by Digi offers wireless temperature and other condition-based monitoring services as well as employee task management services. These solutions focus on the following vertical markets: food service, healthcare (primarily pharmacies and hospitals) and supply chain. Ventus® is a leader in the provision of MNaaS solutions that simplify the complexity of enterprise-wide area network (“WAN”) connectivity for customers. The Ventus portfolio includes cellular wireless and fixed line WAN solutions for an array of connectivity applications in banking, healthcare, retail, gaming, hospitality and other sectors.
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
Industry and Marketplace Conditions
We believe the IoT industry is in the midst of a multi-year expansion as many industries are undergoing a digital transformation within their business that drives demand for IoT capabilities across a broad spectrum of services. Among others, IoT use cases include providing and maintaining secure connectivity and monitoring of operating assets, condition-based monitoring of perishable goods, enabling remote work by employees and automating workflows and operations.
Our IoT Products & Services segment represented the majority of our sales in fiscal 2024. This segment sells both wired and wireless products that either are embedded into the products of OEMs or serve as stand-alone products. These offerings allow our customers to connect a wide range of assets to networks. Historically the revenues from this segment have been based on one-time product sales. More recently we have placed greater emphasis on selling subscription-based solutions across this product portfolio. For example, during fiscal 2024 we launched the Digi LifeCycle Assurance subscription solution, and we recently announced the launch of the Digi 360 subscription solution.
Our IoT Solutions segment is comprised primarily of our SmartSense by Digi and Ventus offerings. The offerings in this segment are primarily offered on a subscription model and provide us with a stable base of higher-margin recurring revenues.
While we expect an ongoing long-term trend of marketplace growth, each of our business segments is susceptible to downturns either because of general macro-economic conditions, the continued development of technology that can make products less competitive or even obsolete and uncertainty or changes in regulatory environments. Given the current uncertainty in macro-economic conditions, including, but not limited to, potential recessionary conditions, global geopolitical conditions, supply chain disruptions globally and the uncertain status of large project-based customer deployment opportunities, our results during fiscal 2025 may be inconsistent quarter to quarter or with historical results.
Strategy
We remain focused on taking steps that we believe will deliver consistent, long-term growth with higher levels of profitability. This includes continuously reviewing and managing the product, service and solution offerings we provide to align with customer interests and meet market demand. In addition, acquisitions historically have helped significantly advance our offerings and driven growth and profitability, in both business segments. While our last acquisition was completed in fiscal 2022, we do expect to continue to be active in making further acquisitions. While it is possible we will complete smaller transactions, we primarily are focusing our efforts for future potential acquisitions on opportunities of scale with the potential to enhance subscription based recurring revenue. In addition, we recently have announced our intention to discontinue the production and sale of certain older products in our IoT Products & Services Segment which are not core to our long-term growth objectives.
IoT Products & Services Segment
Our IoT Products & Services segment is managed so our product management, research and development and sales personnel are aligned along specific product lines. We believe this management structure brings greater market focus and potential growth to our product lines. We also continue to drive efforts to pair our hardware offerings with our Digi Remote Manager® device management platform as well as other support services, as shown by the launch of the Digi LifeCycle Assurance subscription solution and the recently announced launch of the Digi 360 subscription solution. These bundled offerings are sold on a subscription basis and allow customers to monitor and manage the performance of our hardware remotely. As of September 30, 2024 the (Annualized Recurring Revenue ("ARR") of this segment was $24 million. Please see "Key Business Metrics" section in Part II, Item 7 for additional details on how ARR is measured.
IoT Solutions Segment
Our IoT Solutions segment is managed with a focus on recurring typically high margin subscription-based revenues. We believe capturing enterprise-level deals should be a driver of growth, leveraging our direct sales model to achieve this. Our offerings provide comprehensive hardware-enabled software solutions. The segment represents nearly 25% of total revenues. As of September 30, 2024 the ARR of this segment was $92 million. We have long-term high organic growth expectations.
Acquisitions and Dispositions
Acquisitions
Our acquisition of Ventus in fiscal 2022 described above is the only acquisition we have completed during our fiscal years 2022 through 2024.
Sales Channels
A significant portion of our IoT Products & Services segment sales are made through a global network of distributors, systems integrators and value-added resellers ("VARs"). These third parties accounted for 56.7%, 59.9% and 50.0% of our total consolidated revenue in fiscal 2024, 2023 and 2022, respectively. Our IoT Solutions segment does not sell through these channels. The remaining 43.3%, 40.1% and 50.0% of our total consolidated revenue in fiscal 2024, 2023 and 2022, respectively is sold through our dedicated sales organization.
Distributors
Our larger distributors, by sales volume, include Arrow Electronics, Avnet, Bressner Technology GmbH, Digi-Key, Express Systems & Peripherals, Ingram Micro, Mouser Electronics, Solsta, Symmetry Electronics, Synnex, Tokyo Electron Device and Venco Electrónica S.A. We also maintain relationships with many other distributors both domestically and internationally.
Strategic Sales Relationships
We maintain alliances with other industry leaders to develop and market technology solutions. These include many major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, enterprise application providers and cellular carriers. Among others, relationships include: AT&T, AWS, Google, Kore, Novotech, NXP, Orange, Qualcomm, Silicon Laboratories, T-Mobile, Telus, Verizon, Vodafone, Westbase and several other cellular carriers worldwide.

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
No single customer comprised more than 10% of our consolidated revenue for any of the fiscal years 2024, 2023 or 2022. In general, our sales are not considered to be highly seasonal, although our first fiscal quarter revenue is often less than other quarters due to holidays and fewer business days.
Competition
We compete primarily in the communications technology industry. This industry is characterized by rapid technological advances and evolving industry standards. This market can be affected significantly by new product introductions and marketing activities of industry participants. It is possible new market entrants could market and sell disruptive technologies that impact one or more of our product or service offerings. In addition, we may compete with other companies to acquire new businesses or technologies and the competition to secure such assets may be intense. We compete for customers on the basis of existing and planned product features, service and software application capabilities, company reputation, brand recognition, technical support, alliance relationships, the quality and reliability of our offerings, product development capabilities, price and availability. While no competitor offers a comparable range of products and services, various companies do compete with us with respect to one or more of our products or solutions. With respect to many of our product and service offerings, we face competition from companies who dedicate more resources and attention to that particular offering than we are able to, given the breadth of our business as well as the greater general business scale of some of these competitors. As the marketplace for IoT connectivity products and solutions continues to grow, we expect to encounter increased competition. Some of these competitors may have access to significantly more financial and technical resources than we possess which could give them advantages in their ability to develop new and better offerings, to meet customer demands, to comply more quickly with new regulatory regimes and to promote and sell their products.
Manufacturing Operations
We outsource our manufacturing operations to certain contract manufacturers, which are located primarily in Thailand, Mexico, Taiwan, Cambodia and China. We rely on third party foundries or companies who rely on third party foundries for our semiconductor devices that are Application Specific Integrated Circuits ("ASICs"). These foundries are located primarily in Taiwan. We also outsource printed circuit board production. By outsourcing our operations to these manufacturers, we can leverage the manufacturing strength of our vendors, which allows us to focus on new product introductions. In addition, it allows us to reduce our fixed costs, maintain production flexibility and optimize our profits.
Our products are manufactured to our designs with standard and custom components. Most of the components are available from multiple vendors. We have several single-sourced supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. As disclosed elsewhere, our manufacturing operations, like those of other companies, are dependent on relationships with these suppliers who, like us, are subject to potential supply chain disruptions. If these suppliers are unable to provide a timely and reliable supply of components, we could experience manufacturing delays that could adversely affect our consolidated results of operations in a material way. In recent quarters, inventory on hand has returned to historical levels, but we will continue to monitor whether adjustments to inventory levels are necessary. Further, a range of conditions and circumstances beyond our control such as global conflicts, recessionary economic conditions in various regions of the world or a recurrence of a global pandemic could disrupt the availability of raw materials and components as well as our capacity to make and distribute our products.
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
We have established common law and registered trademark rights on a family of marks for a number of our products. Our IoT Products & Services primarily are sold under the Digi, Rabbit®, Digi XBee®, and Opengear® brands. We believe that the Digi and Rabbit brands have established strong identities with our targeted customer base and our customers associate the Digi brand with "reliability" and the Rabbit brand with "ease of integration." We believe that our customers associate Digi XBee with

"ease of use." Many of our customers choose us because they are building a very complex system solution and they want the highest level in product reliability and ease of integration and use. Our IoT Solutions are offered under the Ventus and SmartSense by Digi brands.
Our patents are applicable to specific technologies and are valid for varying periods of time based on the date of patent application or patent grant in the U.S. and the legal term of patents in the various foreign countries where patent protection is obtained. We believe our intellectual property has significant value and is an important factor in the marketing of our company and products.
HUMAN CAPITAL RESOURCES
Digi’s workforce consists of 805 employees globally as of September 30, 2024. We believe we have a good working relationship with our employees.
Culture
At Digi we promote cultural imperatives that drive our approach to our daily work and our customer care:
•Customer focus
•Start-up urgency
•Positive Energy - Bring solutions to problems
•Commitment to outcomes & results
•Embrace Diversity & Inclusion
•Caring
These core values define the way we do business with integrity in our everyday actions and choices. We strive to create a respectful work environment characterized by mutual trust and the absence of intimidation, oppression, discrimination and exploitation.
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
We are committed to promoting and cultivating an inclusive, diverse culture that welcomes and celebrates everyone without bias. In addition, we actively engage within our communities to foster social equity.
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
•Fiscal responsibility - Providing affordable programs that are within our budget; and
•Legal compliance - Ensure the organization is legally compliant with all laws applicable to our business.
Health and Wellness
We are committed to providing a competitive and comprehensive benefits package to our employees. Our benefits package provides a balance of protection along with the flexibility to meet the individual health and wellness needs of our employees.

PRINCIPAL PRODUCTS AND SERVICES
Our primary products and services for each reportable segment are:
IoT Products & Services Segment
Hardware Products
Cellular Products – We provide a range of products that use cellular technology such as Long Term Evolution (“LTE”), LTE Advance Pro and 5th Generation wireless protocols to communicate with networks. These products are trusted by global leaders in agricultural, energy medical, lighting, digital signage, gaming, electric charging and transportation, as well as other industrial and enterprise markets including:
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
•Console servers that can be managed by software to provide secure, remote access to network equipment in data centers and at edge locations. These products primarily are used by IT organizations in large enterprises to maximize the availability of services to their customers and employees, and provide business continuity in the event of a network failure. This technology is deployed because it generally improves efficiency and reduces the risk of costly outages.
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
Embedded System Products – Marketed under the Digi Connect®, ConnectCore® and Rabbit brands these are embedded system on modules ("SOMs") and single board computers that are embedded into customer products in a broad range of industries and applications. These products deliver highly integrated computer platforms with scalable performance, flexible wired and wireless connectivity and complete software platforms. These products are designed and developed with compact form-factors, low power consumption and long product lifecycles. The latest ConnectCore products support advanced multi-core processing, security, multimedia, human-machine interface and other emerging technologies like machine learning.
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
Services
Digi Remote Manager – Digi Remote Manager is a recurring revenue cloud-based service that provides a secure environment for customers to manage their connected device for the full deployment lifecycle. This service enables customers to activate, monitor, diagnose, reset, update and/or upgrade their mission-critical devices from a single point of command. Through a "single pane of glass," network managers can manage configurations, update firmware, add features and schedule and automate tasks from their desktop, tablet or phone.
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
Technical Services – Our Technical Services provide professional services, data plan subscriptions and enhanced technical support to customers. Professional services include solution planning and implementation services to customers who purchase our products such as site planning, implementation management, application development and customer training. Data plan subscriptions are offered to customers wishing to enable cellular connectivity on our products. Enhanced technical support provides priority, in-depth technical support consultations with our experienced support team. These services help customers get to market quickly, minimize risk, and ensure customer success with their Digi solution.
IoT Solutions Segment
SmartSense by Digi – Our SmartSense by Digi is an end-to-end, cost-effective system that uses sensors, gateways and cloud-based applications to enable customers in food service (e.g. super markets, schools and restaurants), healthcare (primarily pharmacies and hospitals) and transportation/logistics to: (i) monitor wirelessly the temperature of food and other perishable or sensitive goods, (ii) monitor facilities or pharmacies by tracking the completion of operating tasks by employees, and (iii) have visibility in the supply chain to product temperature through an end-to-end system for quality control and incident management. Historically, customers receive hardware up-front, including gateways and sensors, and pay for an annual subscription for monitoring sensor data. However. SmartSense by Digi is increasingly pivoting to providing a comprehensive sensing-as-a-service solution to better address customers' needs and expand its role as a leader in this solution space.
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
We procure all parts and certain services involved in the production of our products and subcontract most of our product manufacturing to outside firms that specialize in such services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. As an example, Ventus relies almost exclusively on a manufacturer in China for the production of the hardware it provides to its customers. Further, in recent years supply chains globally have experienced stress due to a range of factors. This has impacted our own ability to procure certain inventory and services. These disruptions also caused us to order significant amounts of inventory as we were uncertain whether we would otherwise be able to procure necessary parts and components to meet customer needs. As a result, at times we held elevated levels of inventory compared to historical norms. The impacts of these circumstances driven by supply chain stress were material in some instances and it is possible additional material impacts could occur in the future. There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of the components we need is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost revenue could be caused by other factors beyond our control, including late deliveries by vendors of components, or force majeure events. As an example of force majeure, a fire in November 2014 disrupted the operations at one of our contract manufacturers in Thailand. If we are required to identify alternative suppliers for any of our required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components or the availability of manufacturing services that currently are obtained from limited sources could disrupt our operations and have a material adverse effect on our customer relationships and profitability.
The long and variable sales cycle for certain of our products and services makes it more difficult for us to predict our operating results and manage our business.
The sale of our products and services may require a significant technical evaluation and commitment of capital and other resources by potential customers and end users, as well as delays frequently associated with end users’ internal procedures to deploy new technologies and to test and accept new technologies. For these and other reasons, the sales cycle associated with certain of our products is typically lengthy and is subject to a number of significant risks, such as end users’ internal purchasing reviews, as well as availability of capital for deployments, or supply chain issues that are beyond our control. Because of the lengthy sales cycle and the large size of certain customer orders, if orders forecasted for a specific customer are not realized or delayed, our operating results could be materially adversely affected.

Acquisitions could disrupt our business and seriously harm our financial condition.
We will continue to consider acquisitions of businesses, products or technologies. While we may consider smaller acquisitions that present a lower level of the below stated risks, we publicly have signaled our intent to focus our efforts more on acquisitions that would enhance the scale our business. Such acquisitions offer greater upside to our business, but also present greater risks. In the event of any future acquisitions, we could issue stock that would dilute our current stockholders’ percentage ownership, incur additional debt, assume liabilities or incur large and immediate write-offs.
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
We acquired Ventus in fiscal 2022. Although Ventus has many customers, its business historically has been significantly concentrated on its relationships with fewer than twenty customers and it also serves a significant number of customers in the financial and gaming terminal industries. Likewise, our SmartSense by Digi business services a significant number of large customers in the retail pharmaceutical, medical facility and retail food industries. Both Ventus and SmartSense by Digi produce significant ARR. Any disruption or difficulties in any of the industries these businesses serve could have an adverse impact on our business, results of operations (including, but not limited to, ARR), financial condition and prospects.
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

The communications technology industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive notification of a third-party claim that our products allegedly infringe intellectual property rights owned by others. In addition, in the ordinary course of business from time to time we receive other third-party claims that may include, but are not limited to, commercial relationships, employment disputes, contractual disputes or alleged issues with the use of our products or services. Any litigation to determine the validity of third-party infringement claims or other litigation claims made against us, whether or not determined in our favor or settled by us, may be costly and divert the efforts and attention of our management and technical personnel from productive tasks. This could have a material adverse effect on our ability to operate our business and service the needs of our customers. There can be no assurance that any claims by third parties, regardless of if they have merit, will not materially adversely affect our business, operating results, financial condition or prospects. In the event of an adverse ruling in any such matter, we may be required to pay substantial damages, cease engaging in or make alterations to certain business activities, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or be required to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance with respect to an infringement claim that a license would be available on reasonable terms or at all. Any limitations on our ability to market our products, or delays and costs associated with redesigning our products or payments of license fees to third parties, or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, operating results and financial condition.

Our participation in a services and solutions model, using hardware and cloud-based services, presents execution and competitive risks.
We participate in a services and solutions model that uses both hardware and cloud-based services. Both our SmartSense by Digi and Ventus offerings as well as our Digi 360 and Digi LifeCycle Assurance offerings deploy hardware, software and cloud-based hosting. In other areas of our business, we offer hosted services and cloud-based platform, software applications, and supporting products and services. We also employ significant human and financial resources to develop and deploy these offerings. As we work to grow and scale these offerings, these investments have impacted previously and may impact adversely in the future our gross margins and profitability. While we believe we have a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In the past, certain customers and potential customers that use these offerings were adversely impacted by the Covid-19 pandemic and the resulting global economic downturn. Any future economic slowdown could impede our ability to win and retain customers. We have and expect to encounter competition from other solutions providers, some of whom may have more significant resources than us. Whether we are successful in this business model depends on a number of factors, including:
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
Our ability to sustain and grow our business depends in large part on the success of our third-party distributors and resellers.
A substantial portion of our revenue is generated through sales by third party distributors and resellers. Further, for several years we have been taking steps to expand our relationship with certain distributors who have global reach. These expansion efforts may increase the percent of our revenue driven through distributors and resellers or heighten our reliance on certain distributors and resellers to drive sales. To the extent our distributors and resellers are unsuccessful selling our products or if we are unable to obtain and retain a sufficient number of high-quality distributors and resellers, our operating results could be affected materially and adversely. In addition, our distributors and resellers may market, sell and support products and services that are competitive with ours, and they may devote more resources to the marketing, sales and support of such products. These distributors and resellers may have incentives to promote our competitors’ products in lieu of our products, particularly for our competitors with larger volumes of orders, more diverse product offerings and longer relationships with our distributors and resellers. It is possible one or more of our important distributors and resellers may stop selling our products completely. Our distributor and reseller sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of these parties misrepresents the functionality of our products or services to customers, or violates laws or our corporate policies. If we fail to manage our existing or future sales through distributors and resellers effectively, our business and operating results could be materially and adversely affected.

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
Technology and Cybersecurity Risks
We are subject to various cybersecurity risks, including risk to our products, solutions, and internal systems. These risks may increase our costs and could damage our brand and reputation.
Our products and software may contain unknown security vulnerabilities that could be exploited by bad actors. In addition, our products operate with and are dependent on products and components across a broad ecosystem. If there is a security vulnerability in one of these components, and if there is a security exploit targeting it, we could face increased costs, reduced revenue, liability claims or damage to our reputation or competitive position.
We also rely on cloud-based technologies for our solutions, as well as our internal systems. As we continue to direct a substantial portion of our sales and development efforts toward broader based solutions, such as SmartSense by Digi, the Digi

Remote Manager and Ventus offerings, we expect to store, convey and potentially process significant amounts of data produced by devices. We have completed a number of acquisitions in recent years and have inherited a range of different systems that store, convey and potentially process data and, in some cases, we may be delayed or choose not to integrate these systems into similar systems used in other parts of our business. Further, many of our business applications that we rely upon to operate our business now exist within cloud platforms that are managed by third parties. These factors may add to the risk of breach by third parties.
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
The costs we would incur to address and fix these incidents could significantly increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and increased legal liability, including in some cases contractual costs related to customer notification and fraud monitoring. Further, as the regulatory focus on data privacy and security issues continues to increase and worldwide laws and regulations concerning the protection of information continue to become more complex, the potential risks and costs of compliance to our business are expected to intensify.
In addition, cybersecurity is an issue that is becoming increasingly regulated. As regulations take effect or evolve it is possible we may encounter issues being fully compliant with these legal standards which could result in material adverse effects on our business.
Issues related to the of artificial intelligence may result in regulatory or legal action, damage our reputation, or harm our business.
We use tools and processes that incorporate artificial intelligence (“AI”) in various business processes. We also are considering the incorporation of AI into some of our product and service offerings. The field of AI is rapidly developing, and the global regulatory and legal landscape is evolving. We seek to use AI responsibly and to manage ethical and legal issues associated with AI. We may be unsuccessful in identifying and resolving these issues, which could give rise to legal or regulatory action, damage to our reputation, or harm to our business. In addition, our competitors may be more effective at using AI in their operations, products and services, which may put us at a competitive disadvantage.
Risks Relating to Our Foreign Operations
Our use of suppliers in other parts of the world as well as our purchases of components containing certain materials involves risks that could negatively impact us.
We purchase many components from suppliers in other parts of the world. Product delivery times may be extended due to the distances involved or events beyond our control, requiring more lead time in ordering. In addition, ocean freight delays may occur as a result of labor problems, weather delays, expediting orders for third parties, customs issues, geopolitical tensions, or other events beyond our control. Any extended delay in receipt of the component parts could eliminate anticipated cost savings and have a material adverse effect on our customer relationships and profitability. Governments continue to impose tariffs on various products and components which may impact the pricing of certain components and inventories and could have a material adverse effect on our competitive standing in the marketplace and our financial results. Potential power outages, most notably in recent times in Asia and Europe could also have a material adverse effect ability to obtain components for our products from our foreign suppliers. Additional challenges could occur if these suppliers allocate materials and components to other customers. The Chinese government in recent years has implemented policies that adversely have impacted various industries in that nation, and it is possible they may take actions in the future that are adverse to suppliers who we rely upon. Sanctions against and actions of the Russian government resulting from the war in Ukraine may be adverse to suppliers who we rely upon. The conflict in the Middle East may cause shipping disruptions and increased transport costs that could have a material adverse effect on our ability to obtain components from our foreign suppliers and our financial results. Finally, the introduction of new regulations by governments may also impact the availability, delivery or certain components or our ability to use certain components because of, among other potential reasons, the materials those components may contain or the location of the supplier of the component or certain materials contained in the component.
We face risks associated with our international operations that could impair our ability to grow our revenue abroad as well as our overall financial condition.
Our future growth may be dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, geopolitical tensions, unexpected or very burdensome changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability and unexpected changes in diplomatic and trade relationships. In many markets where we operate business and cultural norms are different than those in the United States and practices that may violate laws and regulations applicable to us like the Foreign Corrupt Practices Act ("FCPA") and the UK Anti-Bribery Act ("UKBA") are more commonplace. Although we have implemented policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Many of our vendors and strategic business allies also have international operations and are subject to the above-described risks. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if one or more of our business relations are not able to successfully manage these risks. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.
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
•more comprehensive product features and functionality, including, but not limited to, with respect to product security;
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
We intend to continue to devote significant resources to research and development in the coming years to enhance our existing product offerings and develop additional product offerings. For fiscal 2024, 2023, and 2022, respectively, our research and development expenses were 14.2%, 13.2% and 14.2% of our revenue. If we are unable to enhance existing products and develop new products, applications and services as a result of our research and development efforts, if we encounter delays in deploying these enhanced or new products, applications and services, or if the products, applications and services we enhance or develop are not successful, our business could be harmed. Even if we enhance existing products and develop new products, applications and services that are accepted by our target markets, the net revenue from these products, applications and services may not be sufficient to justify our investment in research and development.

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
Risks Related to Economic and Market Conditions
Our consolidated operating results and financial condition may be adversely impacted by worldwide economic and credit conditions.
If worldwide economic conditions experience a significant downturn, these conditions may make it difficult or impossible for our customers and suppliers to accurately forecast and plan future business activities, which may cause them to slow or suspend spending on products and services. Our customers or suppliers may find it difficult to gain sufficient credit or service existing credit in a timely manner, which could result in an impairment of their ability to process or place orders with us, deliver inventory or services to us in the case of suppliers or to make timely payments to us for previous purchases in the case of customers. If this occurs, our revenue may be reduced, thereby having a negative impact on our results of operations. In addition, we may be forced to increase our allowance for credit losses and our days sales outstanding may increase, which would have a negative impact on our cash position, liquidity and financial condition. To the extent we incur debt, we may be unable to adhere to financial covenants or to service the debt. These risks associated with credit and debt are more pronounced for the parties with whom we do business and ourselves in the current high interest rate environment which has seen interest rates rise rapidly. We cannot predict either the timing or duration of an economic downturn in the economy, should one occur. Any downturn could have a material adverse impact on our business, results of operations, financial condition and prospects.
Our gross margins may be subject to decline.
Our gross margins may be subject to declines which could decrease our overall profitability and impact our financial performance adversely. Some of the hardware products we sell are approaching the end of their product life cycles. These mature hardware products have sold historically at higher gross margins than our other product and service offerings. We expect this general trend of declining sales for many of our mature products to continue and the pace of the decline may accelerate. In addition, rising prices for goods and services due to inflation along with ongoing cost pressures in our industry create downward pressure on the prices at which we and other manufacturers may be able to sell hardware products. We have indicated that we would be willing to realize lower levels of gross margins from customers in return for long-term, binding purchase commitments. If this strategy were successful, it could apply downward pressure on our gross margins. Part of our strategy is to sell software applications and IoT solutions such as SmartSense by Digi, Ventus offerings and hardware bundled with services on a subscription basis. These sales may provide recurring revenues at relatively high gross margins, but these types of offerings are still in the earlier stages of adoption by customers. As such, their sales growth is not necessarily predictable or assured. Our gross margins therefore may be subject to decline unless we can implement cost reduction initiatives effectively to offset the impact of these factors.
Our revenue may be subject to fluctuations based on the level of significant large project-based purchases.
No single customer has represented more than 10% of our revenue in any of the last three fiscal years. However, many of our customers make significant one-time hardware purchases for large projects that are not repeated. As a result, our revenue may be subject to significant fluctuations based on whether we are able to close significant project-based sales opportunities. In addition, in our SmartSense by Digi and Ventus businesses certain customers have outsized deployments relative to other customers. It is possible we will see revenue fluctuations in these businesses based upon the scale of new deployments in different financial periods. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenue for that period.
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
The Credit Facility contains customary affirmative and negative covenants, including covenants that restrict the ability of Digi and its subsidiaries to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain payments, enter into sale and leaseback transactions, grant liens on its assets or rate management transactions, subject to certain limitations. These restrictions could adversely affect our business.
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
Government and Political Risks
Our inability to obtain the appropriate telecommunications carrier certifications or approvals from governmental regulatory bodies as well as reconfiguration of communications protocols such as radio bands could impede our ability to grow revenue in our wireless products.
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
Certain products rely on the current configuration of radio bands by FCC or other governmental regulatory bodies could require the redsign of existing and future products, which could have an adverse impact on our business.
Our failure to comply effectively with the requirements of applicable environmental, data privacy and security legislation and regulation could have a material adverse effect on our revenue and profitability.
Production, sale and marketing of products and services in certain states and countries may subject us to environmental, data privacy and security regulations. For example, the European Union has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive makes producers of certain electrical and electronic equipment financially responsible for collection, reuse, recycling, treatment and disposal of equipment placed in the European Union market. The Restrictions of Hazardous Substances Directive bans the use of certain hazardous materials in electric and electrical equipment which are put on the market in the European Union. In addition, data privacy and security regulations have been enacted by both foreign governments and certain states in the US, such as GDPR and CCPA. In the future, various governments may adopt further environmental, data privacy and security compliance programs or other rules or regulations that may impact our business operations. If we fail to comply with these regulations, we may not be able to sell our products and services in jurisdictions where these regulations apply or subject us to fines or penalties, which could have a material adverse effect on our revenue and profitability.
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
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal 2024, the closing price of our common stock on the Nasdaq Global Select Market ranged from $22.07 to $32.82 per share. Our closing sale price on November 8, 2024 was $25.29 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, departures of key personnel, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions and risks may, for example, have a significant impact on the market price of our common stock.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy
We have established processes for assessing, identifying, and managing material risks from cybersecurity threats. We are committed to periodically reviewing these processes internally as well as discussing these threats and our processes with members of our Board as part of our overall cybersecurity risk management system.
We have implemented information security policies and standards across the company. We provide ongoing cybersecurity training for employees and conduct employee phishing tests. We maintain business continuity, disaster recovery, and incident management plans. We conduct tabletop exercises and penetration testing. We use third-party security tools that help prevent, identify, investigate and resolve vulnerabilities in our systems and products. Certain Ventus offerings are PCI DSS 4.0 compliant, which requires auditing by an external auditor. We also have processes to oversee and identify cybersecurity threat risks associated with our use of new third-party service providers, including those who have access to our customer and employee data or our systems.
To date, we do not believe we have encountered cybersecurity threats or previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, our business strategy, results of operations, or financial condition. However, there can be no assurance that our controls and procedures will be sufficient, and that we will not be materially affected in the future. While we have customary insurance coverage in place designed to address certain cybersecurity risks, such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise. For more information regarding our cybersecurity risks, see “Technology and Cybersecurity Risks” included as part of our risk factor disclosures in Part I, Item 1A of this report.
Cybersecurity Governance
Our Board of Directors and executive management team oversee cybersecurity risk. Our Chief Information Officer is responsible for day-to-day management of cybersecurity risk. Our Chief Information officer periodically provides reports to executive management and our Board (which receives a report at least annually) on information security, including cybersecurity risk and the prevention, detection, mitigation and remediation of cybersecurity incidents. Our executive management is notified of potentially material cybersecurity incidents according to our cybersecurity incident management procedures.
Our Chief Information Officer, who reports to the Chief Executive Officer, has over twenty years of experience in IT, including IT security. In addition, one of our Board members, Hatem Naguib, is the President and Chief Executive Officer of Barracuda, a cybersecurity solutions provider, and brings expertise in IT security.

ITEM 2. PROPERTIES
The following table contains a listing of our property locations that were material to us as of September 30, 2024:

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
ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, we are subject to various claims and litigation, which may include, but are not limited to, patent infringement and intellectual property claims, employment claims and claims involving customers or vendors. While we are unable to predict the outcome of any potential claims or litigation due to the inherent unpredictability of these matters, we believe that it is possible that we could, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our operations in any particular period. See Note 13 to the consolidated financial statements included in this annual report for additional information relating to legal matters.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our common stock is listed under the symbol DGII on the Nasdaq Global Select Market tier of the Nasdaq. On November 8, 2024 there were 95 stockholders of record.
Issuer Repurchases of Equity Securities
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of fiscal 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2024 - July 31, 2024	91	$23.35	—	$—
August 1, 2024 - August 31, 2024	1,907	$27.12	—	$—
September 1, 2024 - September 30, 2024	64	$27.70	—	$—
Total	2,062	$26.97	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our common stock for the period from the close of the Nasdaq - U.S. Companies on September 30, 2019 to September 30, 2024, the last day of fiscal 2024, with the total cumulative return for the Nasdaq U.S. Benchmark TR Index (the "U.S. Benchmark Index") and the Nasdaq Telecommunications Index (the "Peer Index") over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2019, for our common stock, the U.S. Benchmark Index and the Peer Index and assumes the reinvestment of all dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
$300
$200
$100
$0
FY19
FY20
FY21
FY22
FY23
FY24
Period Ending
Digi International Inc.
U.S. Benchmark Index
Peer Index

	FY19	FY20	FY21	FY22	FY23	FY24
Digi International Inc.	$100.00	$114.76	$154.70	$254.04	$225.04	$202.13
Nasdaq U.S. Benchmark TR Index	$100.00	$115.46	$152.43	$124.98	$156.73	$204.31
Nasdaq Telecommunications Index	$100.00	$103.19	$113.71	$82.61	$100.78	$125.05
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our consolidated financial statements and other information in this Annual Report on Form 10-K.
We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for fiscal 2023, filed with the SEC on November 22, 2023. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for fiscal 2022 compared to fiscal 2023.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-K contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
This discussion contains forward-looking statements that are based on management’s current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "assume," "believe," "continue," "estimate," "expect," "intend," "may," "plan," "potential," "project," "should," or "will" or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, inventory levels, perceived marketplace opportunities, debt repayments, attributions of potential acquisitions and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to ongoing and varying inflationary and deflationary pressures around the world and the monetary policies of governments globally as well as present and ongoing concerns about a potential recession, the ability of companies like us to operate a global business in such conditions as well as negative effects on product demand and the financial solvency of customers and suppliers in such conditions, risks related to ongoing supply chain challenges that continue to impact businesses globally, risks related to cybersecurity, risks arising from the present wars in Ukraine and the Middle East, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions, our ability to defend or settle satisfactorily any litigation, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
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
In fiscal 2024, our key operating objectives included:
•continuing to transition to complete solutions with software and service offerings included with our products, as this drives ARR, which provides more predictable and higher margin revenues; and
•delivering a higher level of services across our businesses.
During fiscal 2024 we delivered on these objectives by increasing ARR by 9% from the end of fiscal 2023 to the end of fiscal 2024. This included an increase of 9% in our Products and Services business segment and 10% in our Solutions business segment.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for fiscal 2024 that we feel are most important in these evaluations, with comparisons to fiscal 2023:
•Revenue was $424 million, a decrease of 5%.
•Gross profit margin was 58.9%, an increase of 220 basis points.
•Net income was $23 million, compared to $25 million.
•Net income per diluted share was $0.61, compared to $0.67.
•Adjusted net income per diluted share was $1.99 , flat year over year.
•Adjusted EBITDA was $98 million, an increase of 2%.
•ARR was over $116 million at the end of the fiscal year, an increase of 9%.
Key trends regarding our existing business
There are a number of circumstances globally that we are monitoring for potential impacts on our business. Global economic conditions and political tensions have the ability to cause business disruptions. For instance, many Western governments have imposed a range of trade restrictions on Chinese products and components that if expanded could lead to disruptions in our business. Due to the war in Ukraine, sanctions remain imposed on trade with Russia and Belarus which has the potential to disrupt the supply of raw materials needed to make components. Political tensions between China and other nations have become more heightened which could lead to similar issues. And the ongoing war in the Middle East has led to disruptions in shipping and could cause other issues such as an increase in the price of oil which could impact transport costs. Monetary and fiscal policies have fluctuated in different parts of the world to deal with both inflationary and deflationary pressures. These situations could all lead to potential adverse impacts on a wide range of businesses and could impact the businesses of our vendors and customers in ways that could impact our sales.
With respect to supply chain, conditions continued to improve during fiscal 2024, but we still experience shortages of some important components. These supply chain shortages led to component purchases at levels that were higher than historical trends to assure we could meet customer demand. This drove higher levels of inventory, which in recent quarters has normalized. In addition, because of supply chain shortages in prior years customers of some of our products stockpiled inventory to assure a steady supply was readily available for their needs. In turn, these same customers have now slowed purchases as they work through those stockpiles. We expect the effects on demand to impact future sales of some products during fiscal 2025.
In addition, to the above macro conditions, we believe the following trends will continue to impact our business in fiscal 2025 and beyond:
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our consolidated statements of operations, expressed as a percentage of revenue and as a percentage of change from year-to-year for the years indicated:

	Year ended September 30,		% Increase (decrease)
	2024	2023	2024 compared to 2023
Revenue	100.0	100.0	—
Cost of sales	41.1	43.3	(2.2)
Gross profit	58.9	56.7	2.2
Operating expenses	47.6	45.4	2.2
Operating income	11.3	11.3	—
Other expense, net	(5.9)	(5.7)	(0.2)
Income before income taxes	5.4	5.6	(0.2)
Income tax expense	0.1	—	0.1
Net income	5.3%	5.6%	(0.3)
REVENUE BY SEGMENT

	Year ended September 30,
($ in thousands)	2024		2023		% Increase (decrease)
Revenue
IoT Products & Services	$324,444	76.5%	$345,680	77.7%	(6.1)
IoT Solutions	99,602	23.5	99,169	22.3	0.4
Total revenue	$424,046	100.0%	$444,849	100.0%	(4.7)
IoT Products & Services
IoT Products & Services revenue decreased 6.1% for fiscal 2024, as compared to fiscal 2023. The decrease consisted of a $24.7 million decline in product sales volume, with no material impact from pricing. The decrease was driven by lower demand for some products, as some customers bled down inventory stockpiled from when supply chains were stressed, as well as certain prior year project-based sales not reoccurring. The decline was partially offset by $3.5 million of service revenue growth.
IoT Solutions
IoT Solutions revenue increased 0.4% for fiscal 2024, as compared to fiscal 2023. The increase consisted of a $5.6 million increase in recurring revenue offset by a $3.2 million decrease in one time services volume and a $2.0 million decrease in hardware sales. These results reflect some customers reducing the scope of their operations and others electing to make new deployments by obtaining hardware under a subscription contract versus purchasing hardware and obtaining only services under subscription.
ARR
ARR was $116 million as of September 30, 2024, compared to $106 million as of September 30, 2023. IoT Products & Services ARR was $24 million as of September 30, 2024, compared to $22 million as of September 30, 2023. This increase was due to growth in the subscription base across remote management platforms and extended warranty offerings. IoT Solutions ARR was $92 million as of September 30, 2024, compared to $84 million as of September 30, 2023, driven by growth in both SmartSense and Ventus.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT
Below are our segments' cost of goods sold and gross profit as a percentage of their respective total revenue:

	Year ended September 30,				Basis point increase (decrease)
($ in thousands)	2024		2023
Cost of Goods Sold
IoT Products & Services	$147,243	45.4%	$157,722	45.6%	(20)
IoT Solutions	26,897	27.0%	34,924	35.2%	(820)
Total cost of goods sold	$174,140	41.1%	$192,646	43.3%	(220)

	Year ended September 30,				Basis point increase (decrease)
($ in thousands)	2024		2023
Gross Profit
IoT Products & Services	$177,201	54.6%	$187,958	54.4%	20
IoT Solutions	72,705	73.0%	64,245	64.8%	820
Total gross profit	$249,906	58.9%	$252,203	56.7%	220
IoT Product & Services
IoT Products & Services gross profit margin increased 20 basis points for fiscal 2024 as compared to the prior fiscal year. This increase was driven by increased recurring revenue at high margin rates and by a reduction in inventory adjustments and reduced inflationary pressures, partially offset by decreased product volume.
IoT Solutions
The IoT Solutions gross profit margin increased 820 basis points for fiscal 2024 as compared to the prior fiscal year. This increase was the result of growth in higher margin ARR subscription revenues, favorable mix within one time volume and a reduction in inventory adjustments.
OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Year ended September 30,
($ in thousands)	2024		2023		$ increase (decrease)	% Increase (decrease)
Operating Expenses
Sales and marketing	$83,278	19.7%	$81,681	18.3%	$1,597	2.0%
Research and development	60,289	14.2	58,648	13.2	1,641	2.8
General and administrative	58,250	13.7	61,779	13.9	(3,529)	(5.7)
Total operating expenses	$201,817	47.6%	$202,108	45.4%	$(291)	(0.1)%
The $0.3 million decrease in operating expenses in fiscal 2024 from fiscal 2023 was the result of a $3.9 decrease in non-labor expense and a $2.1 million gain on the sale of an intangible asset, partially offset by a $5.7 million increase to litigation reserves.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OTHER EXPENSE, NET

	Year ended September 30,
($ in thousands)	2024		2023		$ increase (decrease)	% Increase (decrease)
Other expense, net
Interest expense, net	$(15,415)	(3.7)%	$(25,236)	(5.7)%	$9,821	(38.9)%
Debt issuance cost write off	(9,722)	(2.3)	—	—	(9,722)	NM
Other expense, net	(94)	—	59	—	(153)	NM
Total other expense, net	$(25,231)	(6.0)%	$(25,177)	(5.7)%	$(54)	0.2%
The $0.1 million increase in other expense in fiscal 2024 from fiscal 2023 was driven by the $9.7 million debt issuance cost expense realized upon the extinguishment of our prior credit facility partially offset by a decrease in our average debt outstanding and our effective interest rate on debt(see Note 6 to the condensed consolidated financial statements).
INCOME TAXES
Our effective income tax expense (benefit) rates were 1.5%, 0.6% and (4.1)% for fiscal 2024, 2023 and 2022, respectively. Our effective tax rate will vary based on a variety of factors. These include our overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlement of audits (see Note 10 to our consolidated financial statements).
KEY BUSINESS METRICS
ARR, represents the annualized monthly value of all billable subscription contracts, measured at the end of any fiscal period. Subscriptions primarily include contracts for term-based equipment usage, the delivery of data insights, extended warranty coverage or customer service coverage. ARR excludes one-time items such as non-bundled hardware sales, professional services and wireless design services. Contracts with known, future expiration dates are included in ARR through their expiration date as long as collection is deemed likely. ARR should be viewed independently of revenue and deferred revenue and is not intended to replace or forecast either item. We use ARR to manage and assess the growth of our subscription revenue business. Because ARR does not have a consistent definition, it is unlikely to be compared to the similarly titled measurements of other companies. We believe ARR is an indicator of the scale of our subscription revenue business and is less subject to seasonality and contract term changes than other metrics.

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
Below are reconciliations from GAAP to Non-GAAP information that we feel is important to our business:

Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Year ended September 30,
	2024		2023
		% of total revenue		% of total revenue
Total revenue	$424,046	100.0%	$444,849	100.0%

Net income	22,505	5.3%	$24,770	5.6%
Interest expense, net	15,415		25,236
Debt issuance cost write off	9,722		—
Income tax expense	353		148
Depreciation and amortization	33,064		31,979
Stock-based compensation expense	13,159		13,286
Litigation accrual	5,700		—
Changes in fair value of contingent consideration	(2,111)		—
Restructuring charge	430		141
Acquisition expense, net	(127)		940
Adjusted EBITDA	$98,110	23.1%	$96,500	21.7%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Year ended September 30,
	2024		2023
Net income and net income per diluted share	$22,505	$0.61	$24,770	$0.67
Amortization	24,552	0.66	25,226	0.68
Stock-based compensation expense	13,159	0.36	13,286	0.36
Other non-operating expense, net	94	—	(59)	—
Acquisition expense, net	(127)	—	940	0.03
Litigation accrual	5,700	0.15	—	—
Changes in fair value of contingent consideration	(2,111)	(0.06)	—	—
Restructuring charge	430	0.01	141	—
Interest expense, net	15,415	0.42	25,236	0.68
Debt issuance cost write off	9,722	0.26	—	—
Tax effect from above net income adjustments (1)	(17,005)	(0.45)	(18,488)	(0.50)
Discrete tax expenses (2)	1,212	0.03	2,490	0.07
Adjusted net income and adjusted net income per diluted share (3)	$73,546	$1.99	$73,542	$1.99
Diluted weighted average common shares		36,984		36,869
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2024 and 2023 based on adjusted net income.
(2)For the twelve months ended September 30, 2024 and September 30, 2023, discrete tax benefits include excess tax benefits recognized on stock compensation and expiring statute of limitations.
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
On December 7, 2023, we entered into a credit agreement. The Credit Agreement provides Digi with a $250 million senior secured revolving credit facility, with an uncommitted accordion feature that provides for additional borrowing capacity of up to the greater of $95 million or one hundred percent of trailing twelve month adjusted earnings before interest, taxes, depreciation, and amortization. The Credit Facility also contains a $10 million letter of credit sublimit and $10 million swingline sub-facility. Digi used the proceeds to retire the remaining balance of the prior credit agreement and may use the proceeds in the future for general corporate purposes. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its subfacilities, see Note 6 to our condensed consolidated financial statements.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As follows, our consolidated statements of cash flows for the years ended September 30, 2024 and 2023 is summarized:

	Year ended September 30,
($ in thousands)	2024	2023
Operating activities	$83,092	$36,751
Investing activities	3	(4,345)
Financing activities	(89,048)	(34,500)
Effect of exchange rate changes on cash and cash equivalents	1,770	(1,113)
Net decrease in cash and cash equivalents	$(4,183)	$(3,207)
Cash flows from operating activities increased $46.3 million as a result of:
•a $11.7 million increase in net operating assets for fiscal 2024 compared to a $21.7 million decrease in fiscal 2023,
•a $9.7 million debt issuance cost write-off included in net income in fiscal 2024,
•a $5.7 million litigation accrual included in net income in fiscal 2024.
These increases were partially offset by:
•a $2.3 million decrease in net income in fiscal 2024
•and a $2.2 million increase in gains from the sale of assets in fiscal 2024.
Cash flows used in investing activities decreased $4.3 million as a result of:
•a $2.2 million increase in proceeds from the sale of property, equipment, improvements and certain other intangible assets
•and a $2.1 million decrease in purchases of property, equipment, improvements and certain other intangible assets.
Cash flows from financing activities decreased $54.5 million as a result of:
•debt payments of $304.7 million in fiscal 2024, including $213.6 million to retire our prior credit facility, and payments of $91.1 million against our new credit facility, compared to debt payments of $36.4 million in fiscal 2023.
•and a $1.0 million decrease in proceeds from stock option plan transactions.
These were partially offset by:
•net proceeds of $214.1 million from the issuance of a new credit facility
•and a $0.7 million decrease in taxes paid for net share settlement of share-based payment options and awards.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations at September 30, 2024:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$16,768	$3,791	$5,375	$3,737	$3,865
Revolving loan	124,300	—	—	124,300	—
Total	$141,068	$3,791	$5,375	$128,037	$3,865
The operating lease agreements included above primarily relate to office space. The table above does not include our possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $3.6 million as of September 30, 2024. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
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
During 2024, 2023 and 2022, we had approximately $121.6 million, $121.1 million and $85.8 million, respectively, of revenue related to foreign customers including export sales, of which $0.4 million, $0.8 million and $0.8 million, respectively, were denominated in foreign currencies, predominantly the Canadian Dollar. In future periods, we continue to expect that the majority of our sales will be in U.S. Dollar.
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
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of September 30, 2024, we had $124.3 million outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.75% to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio. Based on the balance sheet position for both the Revolving Loan at September 30, 2024, the annualized effect of a 25-basis point change in interest rates would increase or decrease our interest expense by $0.3 million. For additional information, see Note 6 to our consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.
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
The table below compares the average monthly exchange rates of the Euro, British Pound Canadian Dollar and Australian Dollar:

	Fiscal year ended September 30,		% increase
	2024	2023	(decrease)
Euro	1.1111	1.0679	4.0%
British Pound	1.3221	1.2183	8.5%
Canadian Dollar	0.7381	0.7380	—%
Australian Dollar	0.6773	0.6423	5.4%
A 10.0% change from the 2024 average exchange rate for the Euro, British Pound, Canadian Dollar and Australian Dollar to the U.S. Dollar would have resulted in an immaterial increase or decrease in fiscal 2024 annual revenue and a 1.0% increase or decrease in stockholders' equity at September 30, 2024. The above analysis does not take into consideration any pricing adjustments we may make in response to changes in the exchange rates.
CREDIT RISK
We have some exposure to credit risk related to our accounts receivable portfolio. Exposure to credit risk is controlled through regular monitoring of customer financial status, credit limits and collaboration with sales management on customer contacts to facilitate payment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Digi International Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Digi International Inc. and subsidiaries (the "Company") as of September 30, 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for the year ended September 30, 2024, and the related notes and the schedule listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Goodwill — Cellular Routers, Smart Sense, and Ventus Reporting Units — Refer to Notes 1 and 3 to the financial statements
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used a combination of the income approach and market approach to estimate fair value, which requires management to make significant estimates and assumptions, specifically related to discount rates and forecasts of future revenue growth rate, gross margins and earnings before income taxes, depreciation, and amortization (“EBITDA”) margins used in the income approach. The determination of the fair value using the market approach requires management to make significant estimates and assumptions related to revenue multiples within the Cellular Routers reporting unit and EBITDA multiples within the Ventus reporting unit. Changes in these assumptions could have a significant impact on the fair value. The goodwill balance was $341.9 million as of June 30, 2024, of which $32.7 million, $48.9 million, and $118.6 million was allocated to the Cellular Routers, Smart Sense, and Ventus reporting units, respectively.
We identified goodwill for the Cellular Routers, Smart Sense, and Ventus reporting units as a critical audit matter because of the significant judgments made by management to estimate the fair value of these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rates and forecasts of future revenue growth rate, gross margins, EBITDA margins and revenue multiples within the Cellular Routers reporting unit and EBITDA multiples within Ventus reporting unit.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rates and forecasts of revenue growth rate, future gross margins, EBITDA margins, revenue multiples within the Cellular Routers reporting unit and EBITDA multiples within the Ventus reporting unit used by management to estimate the fair value of the Cellular Routers, Smart Sense and Ventus reporting units included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Cellular Routers, Smart Sense, and Ventus reporting units, such as controls related to management’s selection of the discount rates and forecasts of revenue growth rate, gross margins, EBITDA margins, revenue multiples within the Cellular Routers reporting unit, and EBITDA multiples within the Ventus reporting unit.
•We evaluated management’s ability to accurately forecast revenue growth rate, gross margins and EBITDA margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue growth rate, gross margin and EBITDA margin forecasts by comparing the forecasts to:
◦Historical revenue growth rate, gross margins and EBITDA margins.
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
•With the assistance of our fair value specialists, we evaluated the revenue multiples within the Cellular Routers reporting unit and EBITDA multiples within the Ventus reporting unit, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
November 22, 2024

We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Digi International Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Digi International Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2022 (not presented herein), the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes and consolidated financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2016 to 2022.

Cincinnati, Ohio
November 23, 2022

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2024	2023	2022
	(in thousands, except per common share data)
Revenue:
Product	$304,540	$331,162	$290,170
Service	119,506	113,687	98,055
Total revenue	424,046	444,849	388,225
Cost of sales:
Cost of product	144,790	161,451	140,615
Cost of service	25,537	27,233	26,027
Amortization	3,813	3,962	5,297
Total cost of sales	174,140	192,646	171,939
Gross profit	249,906	252,203	216,286
Operating expenses:
Sales and marketing	83,278	81,681	70,366
Research and development	60,289	58,648	55,098
General and administrative	58,250	61,779	58,802
Change in fair value of contingent consideration	—	—	(6,200)
Total operating expenses	201,817	202,108	178,066
Operating income	48,089	50,095	38,220
Other expense, net:
Interest expense, net	(15,415)	(25,236)	(19,690)
Debt issuance cost write off	(9,722)	—	—
Other (expense) income, net	(94)	59	98
Total other expense, net	(25,231)	(25,177)	(19,592)
Income before income taxes	22,858	24,918	18,628
Income tax expense (benefit)	353	148	(755)
Net income	$22,505	$24,770	$19,383

Net income per common share:
Basic	$0.62	$0.69	$0.55
Diluted net income per common share:
Diluted	$0.61	$0.67	$0.54
Weighted average common shares:
Basic	36,316	35,820	35,031
Diluted	36,984	36,869	35,995
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2024	2023	2022
	(in thousands)
Net income	$22,505	$24,770	$19,383
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,267	(957)	(3,308)
Other comprehensive income (loss), net of tax	3,267	(957)	(3,308)
Comprehensive income	$25,772	$23,813	$16,075

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2024	2023
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,510	$31,693
Accounts receivable, net	69,640	55,997
Inventories	53,357	74,396
Prepaid expenses and other current assets	3,940	4,112
Total current assets	154,447	166,198
Property, equipment and improvements, net	34,915	29,108
Identifiable intangible assets, net	252,909	277,084
Goodwill	342,774	341,593
Deferred tax assets	16,141	4,884
Operating lease right-of-use assets	10,207	12,876
Other non-current assets	3,682	3,788
Total assets	$815,075	$835,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$15,523
Accounts payable	23,759	17,148
Income taxes payable	2,549	1,116
Accrued compensation	13,995	16,427
Unearned revenue	30,556	25,274
Current portion of operating lease liabilities	2,973	3,352
Other current liabilities	15,505	7,138
Total current liabilities	89,337	85,978
Income taxes payable	2,749	2,308
Deferred tax liabilities	1,308	1,812
Long-term debt	123,185	188,051
Operating lease liabilities	11,228	13,989
Other non-current liabilities	6,233	2,905
Total liabilities	234,040	295,043
Commitments and Contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 42,996,725 and 42,501,150 shares issued	430	425
Additional paid-in capital	420,413	403,735
Retained earnings	247,350	224,845
Accumulated other comprehensive loss	(23,744)	(27,011)
Treasury stock, at cost, 6,449,364 and 6,436,204 shares	(63,414)	(61,506)
Total stockholders’ equity	581,035	540,488
Total liabilities and stockholders’ equity	$815,075	$835,531

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2024	2023	2022
Operating activities:	(in thousands)
Net income	$22,505	$24,770	$19,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	8,511	6,753	6,644
Amortization	25,106	27,203	30,928
Write-off of debt issuance costs	9,722	—	—
Stock-based compensation expense	13,159	13,286	8,578
Deferred income tax provision	(11,761)	(12,739)	(3,387)
Change in fair value of contingent consideration	—	—	(6,200)
Litigation accrual	5,700	—	—
Other, net	(1,540)	(806)	(188)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	(13,641)	(5,558)	(114)
Inventories	8,786	(5,062)	(34,468)
Other assets	(107)	(1,214)	(545)
Income taxes	2,281	4,088	(1,305)
Accounts payable	6,448	(15,503)	7,281
Accrued expenses	7,923	1,533	11,133
Net cash provided by operating activities	83,092	36,751	37,740
Investing activities:
Acquisition of businesses, net of cash acquired	—	—	(347,554)
Purchase of property, equipment, improvements and certain other intangible assets	(2,226)	(4,345)	(1,974)
Proceeds from sales of intangibles	2,229	—	—
Net cash provided by (used in) investing activities	3	(4,345)	(349,528)
Financing activities:
Proceeds from long-term debt	214,062	—	350,000
Payments of debt issuance costs	—	—	(13,443)
Payments on long-term debt	(304,725)	(36,375)	(148,118)
Proceeds from stock option plan transactions	2,978	3,926	9,505
Proceeds from employee stock purchase plan transactions	2,206	2,263	1,500
Taxes paid for net share settlement of share-based payment awards	(3,569)	(4,314)	(6,662)
Net cash (used in) provided by financing activities	(89,048)	(34,500)	192,782
Effect of exchange rate changes on cash and cash equivalents	1,770	(1,113)	1,474
Net decrease in cash and cash equivalents	(4,183)	(3,207)	(117,532)
Cash and cash equivalents, beginning of period	31,693	34,900	152,432
Cash and cash equivalents, end of period	$27,510	$31,693	$34,900

Supplemental disclosures of cash flow information:
Interest paid	$14,763	$26,351	$14,209
Income taxes paid, net	$7,306	$8,693	$4,333
Supplemental schedule of non-cash investing and financing activities:
Accrual for property, equipment, improvements and certain other intangibles assets	$(164)	$(277)	$(191)
Transfer of inventory to property, equipment and improvements	$(12,252)	$(3,889)	$(6,237)

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Equity
Balance on September 30, 2021	40,653	$407	6,391	$(56,535)	$370,699	$180,692	$(22,746)	$472,517
Net income	—	—	—	—	—	19,383	—	19,383
Other comprehensive loss	—	—	—	—	—	—	(3,308)	(3,308)
Employee stock purchase issuances	—	—	(80)	726	774	—	—	1,500
Taxes paid for net share settlement of share-based payment awards	—	—	102	(2,363)	(4,299)	—	—	(6,662)
Issuance of stock under stock award plans	1,297	13	—	—	9,492	—	—	9,505
Stock-based compensation expense	—	—	—	—	8,578	—	—	8,578
Balances, September 30, 2022	41,950	420	6,413	(58,172)	385,244	200,075	(26,054)	501,513
Net income	—	—	—	—	—	24,770	—	24,770
Other comprehensive loss	—	—	—	—	—	—	(957)	(957)
Employee stock purchase issuances	—	—	(83)	787	1,476	—	—	2,263
Taxes paid for net share settlement of share-based payment awards	—	—	106	(4,121)	(193)	—	—	(4,314)
Issuance of stock under stock award plans	551	5	—	—	3,922	—	—	3,927
Stock-based compensation expense	—	—	—	—	13,286	—	—	13,286
Balances, September 30, 2023	42,501	425	6,436	(61,506)	403,735	224,845	(27,011)	540,488
Net income	—	—	—	—	—	22,505	—	22,505
Other comprehensive income	—	—	—	—	—	—	3,267	3,267
Employee stock purchase issuances	—	—	(102)	998	1,209	—	—	2,207
Taxes paid for net share settlement of share-based payment awards	—	—	115	(2,906)	(663)	—	—	(3,569)
Issuance of stock upon under stock award plans	496	5	—	—	2,973	—	—	2,978
Stock-based compensation expense	—	—	—	—	13,159	—	—	13,159
Balances, September 30, 2024	42,997	$430	6,449	$(63,414)	$420,413	$247,350	$(23,744)	$581,035

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
The following table presents a reconciliation of the allowance for credit losses (in thousands):

	Year ended September 30,
	2024	2023
Balance at beginning of period	$1,693	$3,285
Additions	2,090	1,134
Uncollectible accounts charged to allowance, net of recoveries	(2,221)	(2,726)
Balance at end of period	$1,562	$1,693

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
Identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. Impairment losses, if any, are recorded in the period the impairment is identified. There were no impairments identified in fiscal 2024, 2023 or 2022.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable assets acquired.  Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment.
We have two reportable and operating segments: our IoT Products & Services segment and our IoT Solutions segment (see Note 4 to the consolidated financial statements). Our IoT Products & Services business is structured to include four reporting units under the IoT Products & Services segment: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Following our acquisition of Ventus in the first fiscal quarter of 2022, IoT Solutions is comprised of two reporting units: Ventus and SmartSense by Digi. We have six reporting units that have been tested individually for impairment.
Our goodwill impairment tests as of June 30, 2024, June 30,2023 and June 30, 2022 indicated no impairment (see Note 3). During the fourth quarter of fiscal 2024, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 30, 2024, and we concluded that no additional impairment assessment was required.
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
We derive service revenue from our platform-as-a-service (“PaaS”) offerings, whereby customers pay for services consumed based on the number of devices managed or monitored per month. Depending on the billing method set forth in the contract, we invoice our customers monthly, quarterly or annually either in advance or in arrears. Revenue is recognized over the life of the service term as the customer simultaneously receives and consumes the services. Because these arrangements involve repetitive services that are substantially the same from one month to the next, we apply the guidance under ASC 606-10-25-15. We utilize a time-based output method to recognize revenue over time as this properly depicts our transfer of control to the customer. These revenues are included in our IoT Products & Services segment.
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
Contracts with Multiple Performance Obligations
Some of our contracts with customers in IoT Products and Services and, to a much lesser extent, in IoT Solutions include multiple performance obligations. In these contracts, each performance obligation is recognized at the amount of the allocated transaction price, which is determined based on each performance obligations standalone selling price ("SSP") for the distinct obligation. The best evidence of SSP is the observable price of a product or service when we sell the goods separately in similar circumstances and to similar customers. In instances where SSP is not directly observable, we estimate SSP using information that may include market conditions. In some of our IoT Solution contracts we are providing subscription services, while retaining ownership of the equipment, we have determined there is a single performance obligation encompassing the various activities that are inputs into the service. As such, all revenue derived from the service is recognized over the subscription term of the contract ratably as a series. We have made an accounting policy election to exclude from the measurement of our revenues any sales or similar taxes we collect from customers.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Foreign Currency Translation
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. For our international subsidiaries, our statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the statement of operations. During fiscal 2024, 2023 and 2022 there were net transaction (losses) gains of $(0.1) million, $0.0 million and $0.1 million, respectively that were recorded in other income, net. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Year ended September 30,
	2024	2023	2022
Numerator:
Net income	$22,505	$24,770	$19,383
Denominator:
Denominator basic net income per common share — weighted average shares outstanding	36,316	35,820	35,031
Effect of dilutive securities:
Stock options and restricted stock units	668	1,049	964
Denominator diluted net income per common share — adjusted weighted average shares	36,984	36,869	35,995

Net income per common share, basic	$0.62	$0.69	$0.55
Net income per common share, diluted	$0.61	$0.67	$0.54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Because their effect would be anti-dilutive at period end, certain potentially dilutive shares related to stock options to purchase common shares were excluded in the above computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares. For the years ended September 30, 2024, 2023 and 2022, such excluded stock options were 678,697, 395,190 and 647,181, respectively.
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
The consolidated balance sheet as of September 30, 2022 reflected the final allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The fair value of customer relationships was calculated using the excess earnings method, while purchased and core technology and patents were valued using the relief from royalty method. These methodologies utilize future estimates including revenues attributable to customer relationships, tax rates, discount rates, royalty rates and obsolescence rates. The final purchase price allocation includes an adjustment made in the fourth fiscal quarter of 2022 to reflect an update from our preliminary purchase price allocation to the valuation of the net tangible assets acquired and goodwill resulting from the acquisition. Included in the fair value of net tangible assets acquired was $0.9 million of right-of-use asset included in other non-current assets and $0.9 million of lease liability included in other current liabilities and other non-current liabilities associated with Ventus’ operating leases.
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
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Identifiable Intangible Assets, Net
Amortizable identifiable intangible assets, net as of September 30, 2024 and 2023 were comprised of the following (in thousands):

	September 30, 2024			September 30, 2023
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$85,041	$(63,654)	$21,387	$85,032	$(59,833)	$25,199
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	40,335	(22,047)	18,288	39,957	(19,888)	20,069
Customer relationships	309,223	(95,989)	213,234	309,196	(77,380)	231,816
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(1,000)	—
Total	$436,311	$(183,402)	$252,909	$435,897	$(158,813)	$277,084
Amortization expense is included in our consolidated statements of operations in cost of sales and general and administrative expense. Amortization expense in cost of sales includes amortization for purchased and core technology and certain patents and trademarks.
Amortization expense for fiscal years 2024, 2023 and 2022 was as follows (in thousands):

Fiscal year	Total
2024	$24,553
2023	$25,226
2022	$27,195
Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal year	Total
2025	$21,811
2026	$21,579
2027	$21,579
2028	$20,410
2029	$18,355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2022	$172,931	$167,546	$340,477
Foreign currency translation adjustment	1,026	90	1,116
Balance on September 30, 2023	$173,957	$167,636	$341,593
Foreign currency translation adjustment	1,136	45	1,181
Balance on September 30, 2024	$175,093	$167,681	$342,774
No goodwill impairment has been recorded in any period presented.
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to have two reportable and operating segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 4). Our IoT Products & Services business is structured to include four reporting units under the IoT Products & Services segment: Cellular Routers, Console Servers, OEM Solutions and Infrastructure Management. Following our acquisition of Ventus, IoT Solutions is comprised of two reporting units. All six reporting units were included in our fiscal 2022, 2023 and 2024 annual impairment tests.

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
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS
We have two reportable segments that also serve as our operating segments: (i) IoT Products & Services and (ii) IoT Solutions. This determination was made by considering both qualitative and quantitative information. The qualitative information included, but was not limited to, the following: each segment is led by a single segment manager that reports to the Chief Operating Decision Maker (CODM), the nature of the products and services and customers differ between the two segments, discrete financial information is available through gross profit for both segments and the CODM is reviewing both segments’ financial information separately to make decisions about the allocation of resources. IoT Products & Services derives revenue from the sale of products and services that help original equipment manufacturers ("OEMs"), enterprise and government customers create and deploy, secure IoT connectivity solutions. IoT Solutions derives revenue from the sale of software-based services that are enabled through the use of connected devices that utilize cellular communications. Our CEO is our CODM and the metric he uses to measure profitability within each of our reportable segments is segment gross profit.
Summary operating results for each of our segments were as follows (in thousands):

	Year ended September 30,
	2024	2023	2022
Revenue
IoT Products & Services	$324,444	$345,680	$297,645
IoT Solutions	99,602	99,169	90,580
Total revenue	$424,046	$444,849	$388,225
Gross Profit
IoT Products & Services	$177,201	$187,958	$160,117
IoT Solutions	72,705	64,245	56,169
Total gross profit	$249,906	$252,203	$216,286
Depreciation and Amortization
IoT Products & Services	$12,446	$12,544	$13,974
IoT Solutions	20,615	19,432	19,865
Total depreciation and amortization	$33,061	$31,976	$33,839
Total expended for property, plant and equipment was as follows (in thousands):

	Year ended September 30,
	2024	2023	2022
IoT Products & Services	$1,005	$588	$1,952
IoT Solutions*	845	3,510	22
Total expended for property, plant and equipment	$1,850	$4,098	$1,974
* Excluded from this amount is $12.3 million, $3.9 million and $6.2 million of transfers of inventory to property plant and equipment for subscriber assets for the year ended September 30, 2024, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
Total assets for each of our segments were as follows (in thousands):

	As of September 30,
	2024	2023
IoT Products & Services	$376,998	$384,018
IoT Solutions	410,567	419,820
Unallocated*	27,510	31,693
Total assets	$815,075	$835,531
*Unallocated consists of cash and cash equivalents.
Net property, equipment and improvements by geographic location were as follows (in thousands):

	As of September 30,
	2024	2023
United States	$34,416	$28,631
International, primarily Europe	499	477
Total net property, equipment and improvements	$34,915	$29,108
Our U.S. export sales represented 28.7%, 27.2% and 22.1% of revenue for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. No single customer exceeded 10% of revenue or accounts receivable for any of the periods presented.
5. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	As of September 30,
	2024	2023
Accounts receivable, net:
Accounts receivable	$78,672	$61,880
Less allowance for credit losses	1,562	1,693
Less reserve for future credit returns and pricing adjustments	7,470	4,190
Total accounts receivable, net	$69,640	$55,997

Inventories:
Raw materials	$18,669	$29,974
Work in process	52	66
Finished goods	34,636	44,356
Total inventories	$53,357	$74,396

Property, equipment and improvements, net:
Land	$570	$570
Buildings	2,338	2,338
Improvements	11,794	11,703
Equipment	18,422	17,909
Purchased software	5,186	5,143
Furniture and fixtures	2,436	2,459
Subscriber assets	40,787	28,532
Total property, equipment and improvements, gross	81,533	68,654
Less accumulated depreciation and amortization	46,618	39,546
Total property, equipment and improvements, net	$34,915	$29,108

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INDEBTEDNESS
On November 1, 2021, we entered into a second amended and restated credit agreement with BMO Harris Bank N.A. ("BMO"). This agreement provides us with a senior secured credit facility (the "2021 Credit Facility") consisting of a $350 million term loan B secured loan (the “Term Loan Facility”) and a $35 million revolving credit facility (the “Revolving Loan Facility”) with an uncommitted option to increase incremental loans under the 2021 Credit Facility, subject to an incremental cap. The Revolving Loan Facility includes a $10 million letter of credit subfacility and $10 million swingline subfacility. Digi may use proceeds of the Revolving Loan Facility in the future for general corporate purposes. This loan replaced our syndicated senior secured credit agreement with BMO that was entered into on March 15, 2021 and replaced the remaining balance of our revolver with this new term loan. This prior agreement provided us with committed credit facilities ("Prior Credit Facility") consisting of a $200 million revolving loan.
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
On December 7, 2023, Digi entered into a credit agreement (the “Credit Agreement”) with BMO Bank N.A. (“BMO”), as administrative and collateral agent, BMO Capital Markets Corp., BofA Securities, Inc. and MUFG Bank, Ltd., as joint lead arrangers and joint bookrunners, and the several banks and other financial institutions or entities from time to time party thereto as lenders (the “Lenders”). The Credit Agreement provides Digi with a senior secured credit facility (the “2023 Credit Facility”). The 2023 Credit Facility includes a $250 million senior secured revolving credit facility (the “Revolving Loan”), with an uncommitted accordion feature that provides for additional borrowing capacity of up to the greater of $95 million or one hundred percent of trailing twelve month adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The 2023 Credit Facility also contains a $10 million letter of credit sublimit and $10 million swingline sub-facility. Digi may use the proceeds of the 2023 Credit Facility in the future for general corporate purposes.
Digi borrowed a total of $215 million under the 2023 Credit Facility to repay all obligations and to pay related fees and expenses under the Third Amended and Restated Credit Agreement dated as of December 22, 2021 (the “2021 Credit Facility”), by and among Digi, as the borrower, BMO, as administrative agent and collateral agent, BMO Capital Markets Corp., as sole lead arranger and bookrunner, and the other lenders from time-to-time party thereto. The 2021 Credit Facility consisted of a $350 million term loan B secured loan and a $35 million revolving credit facility that included a $10 million letter of credit subfacility and $10 million swingline subfacility.
Borrowings under the 2023 Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the 2023 Credit Facility is in a range of 1.75% to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio. All borrowings from October through May were made at Term SOFR for a one-month interest election period plus an applicable margin of 2.50%. All borrowings from June through September were made at Term SOFR for a one-month interest election period plus an applicable margin of 2.25%. Our weighted average interest rate for our 2023 Credit Facility was 7.46% as of September 30, 2024.
In addition to paying interest on the outstanding principal, Digi is required to pay a commitment fee on the unutilized commitments under the 2023 Credit Facility. The commitment fee is between 0.20% and 0.35% depending on Digi’s total net leverage ratio. Our weighted average Revolving Loan commitment fee was 0.25% as of September 30, 2024. The Credit Facility is secured by substantially all of the property of Digi and its domestic subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. INDEBTEDNESS (CONTINUED)
The debt issuance costs and remaining balance under the 2021 Credit Facility totaling $9.7 million at December 7, 2023 were written off and included in other expenses upon the entry into the Credit Agreement. Digi incurred an additional $1.3 million in debt issuance costs upon entry into the Credit Agreement, with this amount amortized over the term of the Credit Agreement and reported in interest expense.
The Revolving Loan is due in a lump sum payment at maturity December 7, 2028, if any amounts are drawn. The fair value of the Revolving Loan approximated carrying value at September 30, 2024.
Digi made payments against the Revolving Loan of $91.1 million in twelve months ended September 30, 2024.
Digi made early payments against the term loan under the 2021 Credit Facility of $18.9 million and $100.0 million in twelve months ended September 30, 2023 and 2022, respectively.
The following table is a summary of our long-term indebtedness (in thousands):

	Year ended September 30,
	2024	2023
Revolving loan	$124,300	$—
Term loan	—	213,625
Total loans	124,300	213,625
Less unamortized issuance costs	(1,115)	(10,051)
Less current maturities of long-term debt	—	(15,523)
Total long-term debt, net of current portion	$123,185	$188,051
Covenants and Security Interest
The Credit Agreement requires Digi to maintain a minimum interest coverage ratio of 3.00 to 1.00 and a total net leverage ratio not to exceed 3.00 to 1.00, with certain exceptions for a covenant holiday of up to 3.50 to 1.00 after certain material acquisitions. The total net leverage ratio is defined as the ratio of Digi’s consolidated total funded indebtedness minus unrestricted cash as of such date up to a maximum amount not to exceed $50 million, to consolidated EBITDA for such period. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the ability of Digi and its subsidiaries to incur additional indebtedness, dispose of significant assets, make certain investments, including any acquisitions other than permitted acquisitions, make certain restricted payments, enter into sale and leaseback transactions or grant additional liens on its assets, subject to certain limitations. Amounts borrowed under the 2023 Credit Facility are secured by substantially all of our assets.
7. PRODUCT WARRANTY OBLIGATION
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is listed on our consolidated balance sheets within other current liabilities:

	Year ended September 30,
	2024	2023	2022
Balance at beginning of period	$772	$886	$707
Warranties accrued	568	355	537
Settlements made	(407)	(469)	(358)
Balance at end of period	$933	$772	$886

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. LEASES
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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	September 30, 2024	September 30, 2023
Assets
Operating leases	Operating lease right-of-use assets	$10,207	$12,876
Total lease assets		$10,207	$12,876

Liabilities
Operating leases	Current portion of operating lease liabilities	$2,973	$3,352
Operating leases	Operating lease liabilities	11,228	13,989
Total lease liabilities		$14,201	$17,341

The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Statement of Operations Location	Year ended September 30, 2024	Year ended September 30, 2023
Operating lease cost	Cost of goods sold and SG&A	$3,531	$3,815
Variable lease cost	Cost of goods sold and SG&A	1,263	1,332
Short-term lease cost	Cost of goods sold and SG&A	114	93
Total lease cost		$4,908	$5,240
The following table presents supplemental information related to operating leases (in thousands):

	Year ended September 30, 2024	Year ended September 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	$3,065	$2,965
Right-of-use assets obtained in exchange for new operating lease liabilities	$440	$276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. LEASES (CONTINUED)

September 30, 2024
Weighted average remaining lease term - operating leases	5.9 years
Weighted average discount rate - operating leases	4.80%
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2024 (in thousands):

Fiscal year	Amount
2025	$3,791
2026	3,307
2027	2,068
2028	1,897
2029	1,840
Thereafter	3,865
Total future undiscounted lease payments	16,768
Less imputed interest	(2,567)
Total reported lease liability	$14,201
9. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers:

	Year ended September 30,
($ in thousands)	2024	2023	2022
North America, primarily the United States	$302,491	$323,714	$302,409
Europe, Middle East & Africa	64,890	69,980	53,612
Rest of world	56,665	51,155	32,204
Total revenue	$424,046	$444,849	$388,225

The following table summarizes our revenue by the timing of revenue recognition:

	Year ended September 30,
($ in thousands)	2024	2023	2022
Transferred at a point in time	$313,421	$345,119	$302,535
Transferred over time	110,625	99,730	85,690
Total revenue	$424,046	$444,849	$388,225
Contract Balances
Contract Related Assets
Our contract related assets consist of subscriber assets. Subscriber assets are equipment that we provide to customers pursuant to subscription-based contracts.  In these cases, we retain the ownership of the equipment a customer uses and charge the customer subscription fees to receive our end-to-end solutions. The total net book value of subscriber assets of $23.6 million and $16.6 million as of September 30, 2024 and September 30, 2023, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets was $5.3 million and $3.8 million for the twelve months ended September 30, 2024 and 2023, respectively. We depreciate the cost of this equipment over its useful life and include these expenses in cost of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. REVENUE (CONTINUED)
Contract Assets
Contract assets at Digi consist of products and services that have been fulfilled, but for which revenue has not yet been recognized. Our contract asset balances were immaterial as of September 30, 2024 and September 30, 2023.
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
Our contract liabilities were $36.8 million and $27.9 million at September 30, 2024 and 2023, respectively.
Of the $27.9 million and $21.6 million balances as of September 30, 2023 and 2022, Digi recognized $20.0 million and $17.5 million as revenue in the twelve months ended September 30, 2024 and 2023, respectively.
Remaining Performance Obligation
As of September 30, 2024, we had approximately $151.0 million of remaining performance obligations on contracts with an original duration of one year or more. We expect to recognize revenue on approximately $73.9 million of remaining performance obligations over the next 12 months. Revenue from the remaining performance obligations we expect to recognize over a range of two to five years.
10. INCOME TAXES
The components of income before income taxes are (in thousands):

	Year ended September 30,
	2024	2023	2022
United States	$19,088	$21,149	$13,220
International	3,770	3,769	5,408
Income before income taxes	$22,858	$24,918	$18,628
The components of the income tax expense are (in thousands):

	Year ended September 30,
	2024	2023	2022
Current:
Federal	$9,149	$9,894	$281
State	1,995	1,955	766
Foreign	832	598	1,277
Deferred:
Federal	(11,189)	(12,131)	(2,982)
Foreign	(434)	(168)	(97)
Income tax (benefit) expense	$353	$148	$(755)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. INCOME TAXES (CONTINUED)
Net deferred tax liability consists of (in thousands):

	As of September 30,
	2024	2023
Non-current deferred tax asset	$16,141	$4,884
Non-current deferred tax liability	(1,308)	(1,812)
Net deferred tax asset (liability)	$14,833	$3,072

Depreciation and amortization	$(4,735)	$(3,362)
Lease asset	(2,283)	(2,866)
Lease liability	3,183	3,897
Inventories	6,614	6,407
Compensation costs	5,552	5,559
Deferred Revenue	7,595	5,687
Other accruals	5,805	3,324
Tax credit carryforwards	3,854	3,867
Valuation allowance	(3,317)	(3,254)
Identifiable intangible assets	(25,533)	(25,276)
Research and development costs	18,098	9,089
Net deferred tax asset (liability)	$14,833	$3,072
As of September 30, 2024, we had $3.2 million of tax carryforwards (net of reserves) related to state research and development tax credits. We also had $0.2 million of State net operating losses, non-U.S. net operating losses of $0.2 million, U.S. foreign tax credits of $0.1 million and foreign tax credits of $0.2 million. The majority of our state research and development tax credits have a 15-year carryforward period. The majority of our non-U.S. net operating losses and tax credit carryforwards have an unlimited carryforward period. Our non-U.S. tax credit carryforwards will expire in 2034. Our valuation allowance for certain U.S. and foreign attributes was $3.3 million at September 30, 2024 and September 30, 2023. The deferred tax assets realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If future taxable income projections are not realized, an additional valuation allowance may be required. This would be reflected as income tax expense at the time that any such change in future taxable income is determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. INCOME TAXES (CONTINUED)
The reconciliation of the statutory federal income tax amount to our income tax benefit is (in thousands):

	Year ended September 30,
	2024	2023	2022
Statutory income tax amount	$4,800	$5,233	$3,912
Increase (decrease) resulting from:
State taxes, net of federal benefits	401	636	85
Transaction costs	—	—	2
Employee stock purchase plan	159	165	98
Foreign operations	1,751	984	1,552
Non-deductible executive compensation	519	373	291
Utilization of research and development tax credits	(5,224)	(4,678)	(2,780)
ASU 2016-09 excess stock compensation	(47)	(1,678)	(2,967)
Contingent consideration	—	—	(1,239)
Changes from provision to return	(791)	181	413
Adjustment of tax contingency reserves	491	238	417
U.S. deduction for foreign export sales	(1,827)	(1,419)	(584)
Other, net	121	113	45
Income tax (benefit) expense	$353	$148	$(755)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

	Year ended September 30,
	2024	2023	2022
Unrecognized tax benefits at beginning of fiscal year	$3,162	$3,316	$2,908
Increases related to:
Prior year income tax positions	71	100	—
Current year income tax positions	768	858	524
Decreases related to:
Prior year income tax positions	—	(159)	(21)
Expiration of statute of limitations	(399)	(953)	(95)
Unrecognized tax benefits at end of fiscal year	$3,602	$3,162	$3,316
The total amount of unrecognized tax benefits ("UTB") at September 30, 2024 that, if recognized, would affect our effective tax rate was $3.4 million. We expect that it is reasonably possible that the total amounts of UTB will decrease by approximately $0.4 million over the next 12 months due to the expiration of various statutes of limitations. Of the $3.6 million of UTB, $2.7 million is included in non-current income taxes payable and $0.9 million is included with non-current deferred tax assets on the consolidated balance sheets at September 30, 2024.
We recognize interest and penalties related to income tax matters in income tax expense. During fiscal 2024 and 2023, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We accrued $0.1 million in interest and penalties related to unrecognized tax benefits as of September 30, 2024 and 2023. These accrued interest and penalties are included in our non-current income taxes payable on our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. INCOME TAXES (CONTINUED)
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
We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before fiscal year 2020.
At September 30, 2024, the majority of undistributed foreign earnings were taxed under the one time transition tax and the global intangible low-taxed income ("GILTI") provision of the Tax Cuts and Jobs Act of 2017. Additionally, the previously un-taxed accumulated undistributed foreign earnings from prior fiscal years are still permanently reinvested and, as such, we have not accrued additional U.S. tax. It is our position that the earnings of our foreign subsidiaries are to be reinvested indefinitely to fund current operations and provide for future international expansion opportunities and only repatriate earnings to the extent that U.S. taxes have already been recorded. As of September 30, 2024, we are permanently reinvested with respect to previously non-taxed accumulated earnings in all jurisdictions.
Undistributed foreign earnings remain indefinitely reinvested in foreign operations. If we change our assertion from indefinitely reinvesting undistributed foreign earnings, we would have to accrue applicable taxes. The amount of any taxes and the application of any tax credits would be determined based on the income tax laws at the time of such repatriation. Under current tax law, we estimate the unrecognized tax liability to be immaterial.
11. STOCK-BASED COMPENSATION
Stock-based awards granted in 2024 were granted under the Digi International Inc. 2021 Omnibus Incentive Plan (as amended and restated, the "2021 Plan"). Shares subject to awards under the 2021 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2021 Plan. The authority to grant options under the 2021 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The 2021 Plan authorizes the issuance of up to 3,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2021 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Performance stock unit awards ("PSUs") that have been granted to an executive will vest based on achievement of a cumulative adjusted earnings per share metric measured over a three-year period. Share-based compensation expenses recorded for this performance award is reevaluated at each reporting period based on the probability of achievement of the goal. The Amended Plan is scheduled to expire on January 28, 2032. Options under the Amended Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of RSUs and PSUs is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested RSUs or PSUs, we issue new shares of stock. As of September 30, 2024, there were approximately 1,953,397 shares available for future grants under the Amended Plan.
Stock-based awards granted in 2022 were granted under the 2021 Plan before amendments were made to increase the number of authorized shares. There were no other material changes to the plan made in the amendments.
Cash received from the exercise of stock options was $3.0 million, $3.9 million and $9.5 million for the year ended September 30, 2024, 2023 and 2022, respectively. Our stock option plans allow the net exercise of options. Shares with a value of $0.7 million, $0.2 million and $4.3 million were forfeited to satisfy tax withholding for the year ended September 30, 2024, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. STOCK-BASED COMPENSATION (CONTINUED)
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During fiscal 2024, 2023 and 2022 our employees forfeited 114,889, 106,012 and 102,392 shares, respectively in order to satisfy $2.9 million, $4.1 million and $2.4 million, respectively, of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans.
We sponsor an Employee Stock Purchase Plan, as amended and restated as of December 10, 2019 (the "Purchase Plan"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the Purchase Plan, ratified by our stockholders on January 29, 2020, increased the total number of shares to 3,425,000 that may be purchased under the plan. Employee contributions to the Purchase Plan were $2.2 million, $2.3 million and $1.5 million in fiscal 2024, 2023 and 2022, respectively. Pursuant to the Purchase Plan, 101,730, 82,621, and 80,225 shares of common stock were issued to employees during fiscal 2024, 2023 and 2022, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2024, 368,497 shares of common stock were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as (in thousands):

	Year ended September 30,
	2024	2023	2022
Cost of sales	$698	$628	$466
Sales and marketing	4,617	4,107	2,503
Research and development	1,931	1,777	1,236
General and administrative	5,913	6,774	4,373
Stock-based compensation before income taxes	13,159	13,286	8,578
Income tax benefit	(2,783)	(2,840)	(1,819)
Stock-based compensation after income taxes	$10,376	$10,446	$6,759
Stock Options
Below is a summary of our stock options as of September 30, 2024 and changes during the twelve months then ended (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance on September 30, 2023	1,553	$18.52
Granted	87	24.60
Exercised	(199)	28.04
Forfeited / Canceled	(59)	25.13
Balance on September 30, 2024	1,382	$19.01	3.07	$12,414

Exercisable on September 30, 2024	1,101	$17.60	2.65	$11,321
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $27.53 as of September 30, 2024, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2024, 2023 and 2022 was $5.6 million, $5.2 million and $20.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. STOCK-BASED COMPENSATION (CONTINUED)
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Year ended September 30,
	2024	2023	2022
Weighted average per option grant date fair value	$12.45	$19.87	$10.37
Assumptions used for option grants:
Risk free interest rate	3.78% - 4.68%	3.50% - 4.15%	1.25% - 3.00%
Expected term	6.00 years	6.00 years	6.00 years
Expected volatility	46% - 48%	46%	45% - 46%
Weighted average volatility	46%	46%	46%
Expected dividend yield	0%	0%	0%
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
As of September 30, 2024, the total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $2.8 million. The related weighted average period over which this cost is expected to be recognized was approximately 1.5 years.
As of September 30, 2024, the weighted average exercise price and remaining life of the stock options were (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Vested	Weighted Average Exercise Price
$10.33 - $11.87	224	1.25	$11.64	224	$11.64
$12.48 - $16.75	268	2.61	$15.41	261	$15.37
$17.10 - $17.53	134	2.68	$17.22	127	$17.22
$17.94 - $17.94	211	2.16	$17.94	211	$17.94
$18.20 - $21.53	205	4.21	$21.00	128	$21.08
$22.54 - $24.59	221	4.87	$23.87	95	$23.47
$25.15 - $41.16	96	4.65	$35.51	55	$33.57
$10.33 - $41.16	1,359	3.08	$19.00	1,101	$17.60
The total grant date fair value of shares vested was $3.0 million, $4.5 million and $3.0 million in each of fiscal 2024, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. STOCK-BASED COMPENSATION (CONTINUED)
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units as of September 30, 2024 and changes during the twelve months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested on September 30, 2023	846	$30.56	135	$37.72
Granted	373	$25.17	141	$24.93
Vested	(287)	$25.23	(30)	$37.11
Canceled	(86)	$28.81	(26)	$29.61
Nonvested on September 30, 2024	846	$30.15	220	$30.55
As of September 30, 2024, the total unrecognized compensation cost related to non-vested restricted stock units and performance stock units was $17.7 million and $1.8 million, respectively. The related weighted average period over which these costs are expected to be recognized was approximately 1.9 years and 0.2 years, respectively.
12. EMPLOYEE BENEFIT PLANS
We currently have a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute up to 25% of their pre-tax earnings subject to certain limits under law.
We provide a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. We provided matching contributions of $3.7 million for fiscal 2024, $3.4 million for fiscal 2023 and $3.1 million for fiscal 2022. In addition, we may make contributions to the plan at the discretion of the Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES
Leases
We lease certain of our buildings and equipment under noncancelable lease agreements. Please refer to Note 8 to our consolidated financial statements for additional information.
Litigation
In October, 2024 we settled the lawsuit brought on October 23, 2020 by Data Logger Solutions, LLC ("Data Loggers") in Delaware Superior Court against us and our subsidiary Digi SmartSense, LLC for a payment of $5.7 million and a mutual release of all claims associated with the facts that led to the lawsuit. The suit alleged that Data Loggers has not been paid certain commissions it believed it was owed and would continue to be owed under a Reseller Agreement between Data Loggers and TempAlert. SmartSense is the successor of interest of TempAlert and terminated the Reseller Agreement in 2019. Data Loggers claimed it was entitled to actual, speculative and punitive damages in connection with its allegations. In March 2024, a jury found Digi liable for breach of contract and awarded Data Loggers damages of approximately $11.6 million. Delaware law also entitled Data Loggers to seek interest on this award pursuant to a statutory calculation. Each party filed post-trial motions with respect to the jury’s verdict and a hearing on those motions was held on June 28, 2024. Our motions sought to have the case retried or to remit the award of damages. The plaintiffs sought to expand the award of damages for attorney’s fees and interest. The Court granted our motion, remitted the damages award to a pre-interest amount of $5.0 million, and denied Data Loggers’ motion. Court rules permitted Data Loggers to accept the remitted amount or proceed to a new trial on the issue of damages. Following the court’s ruling the parties negotiated the final settlement in lieu of further legal proceedings. Pursuant to ASC 450 we previously made an accrual of $6.2 million for this matter. We have now reversed part of this accrual in the fourth fiscal quarter to reflect the settlement amount of $5.7 million.
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
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Security Exchange Act of 1934, as amended) were effective and provide reasonable assurance on the reliability of our financial reporting and the preparation of Digi's financial statements for external purposes in accordance with generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2024.
In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013). Based on this assessment, management concluded that Digi's internal control over financial reporting was effective as of September 30, 2024 based on Internal Control–Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of September 30, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Digi International Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Digi International Inc. and subsidiaries (the “Company”) as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2024, of the Company and our report dated November 22, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
November 22, 2024

ITEM 9B. OTHER INFORMATION
During the year ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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
Information about our Executive Officers
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Ronald E. Konezny	56	President and Chief Executive Officer
James J. Loch	52	Executive Vice President, Chief Financial Officer and Treasurer
David H. Sampsell	56	Executive Vice President, Corporate Development, General Counsel and Corporate Secretary
Terrence G. Schneider	58	Senior Vice President Supply Chain Management
James E. Freeland	46	Senior Vice President, Chief Information Officer
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

James J. Loch has served as Executive Vice President, Chief Financial Officer and Treasurer since January 2022. He previously served as Senior Vice President, Chief Financial Officer and Treasurer from May 2019 to January 2022. Prior to joining us, Mr. Loch most recently served as Senior Vice President of Finance and Chief Financial officer of Nilfisk, Inc., a Denmark-owned company based in Minneapolis that manufactures professional cleaning equipment, from May 2016 to February 2019.  From 2015 to 2016, he was an independent consultant focused on projects including due diligence, business planning, back-office reorganization and product research.  Previously, he served at Honeywell Building Solutions, a division of Honeywell International, as Chief Financial Officer (Americas) from 2008 to 2012 and then as Vice President — Sales from 2012 to 2015.
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
James E. Freeland has served as Senior Vice President and Chief Information Officer since February 2024. Prior to joining us he held various roles driving innovative new solutions with global impact at Medtronic, the world’s leading medical device manufacturer, from 2006 to 2024. Prior to Medtronic, Jim held IT roles in the healthcare sector with United Health Group from 2005 to 2006 and in the hospitality and travel business with Carlson Companies from 2000 to 2005.
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
Insider Trading Policy
We have adopted an Insider Training Policy governing the purchase, sale and /or other dispositions of our securities by directors, officers and employees. Our Insider Training Policy is filed as Exhibit 19.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated into this item by reference is the information appearing under the heading "Compensation of Directors," "Executive Compensation," and the information regarding compensation committee interlocks and insider participation under the heading "Proposal No. 1 - Election of Directors" in our Proxy Statement. Our policies and practices for granting equity Awards is included under the heading “Equity Incentive Compensation” in our Proxy Statement.
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

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statement and Schedules of Digi (filed as part of this Annual Report on Form 10-K)
1.	Consolidated Statements of Operations for fiscal years ended September 30, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income for fiscal years ended September 30, 2024, 2023 and 2022
Consolidated Balance Sheets as of September 30, 2024 and 2023
Consolidated Statements of Cash Flows for fiscal years ended September 30, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity for fiscal years ended September 30, 2024, 2023 and 2022
Notes to Consolidated Financial Statements
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
Incorporated by Reference
3	(a)	Restated Certificate of Incorporation, as amended (2)	Incorporated by Reference
3	(b)	Amended and Restated By-Laws (3)	Incorporated by Reference
4		Description of Securities	Incorporated by Reference
10	(a)	Digi International Inc. Employee Stock Purchase Plan as amended and restated as of December 10, 2019** (4)	Incorporated by Reference
10	(b)	Digi International Inc. 2017 Omnibus Incentive Plan** (5)	Incorporated by Reference
10	(b)(i)	Form of (Executive) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)** (6)	Incorporated by Reference
10	(b)(ii)	Form of (Employee) Restricted Stock Unit Award Agreement (for awards under Digi International Inc. 2017 Omnibus Incentive Plan)** (7)	Incorporated by Reference
10	(b)(iii)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2017 Omnibus Incentive Plan)** (8)	Incorporated by Reference
10	(c)	Digi International Inc. 2018 Omnibus Incentive Plan** (9)	Incorporated by Reference
10	(c)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (10)	Incorporated by Reference
10	(c)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (11)	Incorporated by Reference
10	(c)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (12)	Incorporated by Reference
10	(c)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (13)	Incorporated by Reference
10	(d)	Digi International Inc. 2019 Omnibus Incentive Plan** (14)	Incorporated by Reference

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(d)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (15)	Incorporated by Reference
10	(d)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (16)	Incorporated by Reference
10	(d)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (17)	Incorporated by Reference
10	(d)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (18)	Incorporated by Reference
10	(e)	Digi International Inc. 2020 Omnibus Incentive Plan** (19)	Incorporated by Reference
10	(e)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (20)	Incorporated by Reference
10	(e)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (21)	Incorporated by Reference
10	(e)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (22)	Incorporated by Reference
10	(e)(iv)	Form of (Executive) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (23)	Incorporated by Reference
10	(e)(v)	Form of (Employee) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (24)	Incorporated by Reference
10	(f)	Digi International Inc. 2021 Omnibus Incentive Plan**(25)	Incorporated by Reference
10	(f)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (26)	Incorporated by Reference
10	(f)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (27)	Incorporated by Reference
10	(f)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (28)	Incorporated by Reference
10	(f)(iv)	Form of (Executive) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (29)	Incorporated by Reference
10	(f)(v)	Form of (Employee) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (30)	Incorporated by Reference
10	(f)(vi)	Form of (Executive) Performance Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (31)	Incorporated by Reference
10	(f)(vii)	Form of (Executive) Performance Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (32)	Incorporated by Reference
10	(g)	Form of indemnification agreement with directors and officers of the Company** (33)	Incorporated by Reference
10	(h)	Employment Agreement between the Company and Ronald E. Konezny dated November 26, 2014** (34)	Incorporated by Reference
10	(i)	Offer letter with David H. Sampsell dated as of April 8, 2011** (35)	Incorporated by Reference
10	(j)	Employment Agreement with Kevin C. Riley dated January 23, 2013** (36)	Incorporated by Reference

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(k)	Offer letter with James J. Loch dated May 1, 2019** (37)	Incorporated by Reference
10	(l)	Offer letter with Jim Freeland dated January 29, 2024	Filed Electronically
10	(m)
Credit Agreement dated December 7, 2023, by and among Digi International Inc. as the borrower, BMO Bank, N.A., as administrative and collateral agent, BMO Capital Markets Corp., BofA Securities, Inc. and MUFG Bank, Ltd., as joint lead arrangers and joint bookrunners, and other lenders from time-to-time party thereto (38)
Incorporated by Reference
10	(n)	Digi International Inc. 2021 Omnibus Incentive Plan, as amended and restated (39)	Incorporated by Reference
19		Insider Trading Policy	Filed Electronically
21		Subsidiaries of the Company	Filed Electronically
23	(a)	Consent of Grant Thornton LLP	Filed Electronically
23	(b)	Consent of Deloitte & Touche LLP	Filed Electronically
24		Powers of Attorney	Filed Electronically
31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32		Section 1350 Certification	Filed Electronically
97		Policy Relating to Recovery of Erroneously Awarded Compensation	Filed Electronically
101
The following financial statements from the Annual Report on Form 10-K for the year ended September 30, 2024, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, and (vi) Notes to Consolidated Financial Statements.
Filed Electronically
104		The cover page from Digi International Inc.'s Annual Report on Form 10-K for the year ended September 30, 2024 is formatted in iXBRL (included in Exhibit 101).	Filed Electronically
___________________________
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
(5)    Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 16, 2016.
(6)    Incorporated by reference to Exhibit 10(b)(ii) to Form 10-Q for the quarter ended March 31, 2017.
(7)    Incorporated by reference to Exhibit 10(b)(iii) to Form 10-Q for the quarter ended March 31, 2017.
(8)    Incorporated by reference to Exhibit 10(b)(iv) to Form 10-Q for the quarter ended March 31, 2017.
(9)    Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 8, 2017.

(10)    Incorporated by reference to Exhibit 10(a)(i) to Form 10-Q for the quarter ended March 31, 2018.
(11)    Incorporated by reference to Exhibit 10(a)(ii) to Form 10-Q for the quarter ended March 31, 2018.
(12)    Incorporated by reference to Exhibit 10(a)(iii) to Form 10-Q for the quarter ended March 31, 2018.
(13)    Incorporated by reference to Exhibit 10(a)(iv) to Form 10-Q for the quarter ended March 31, 2018.
(14)    Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 14, 2018.
(15)    Incorporated by reference to Exhibit 10(a)(i) to Form 10-Q for the quarter ended March 31, 2019.
(16)    Incorporated by reference to Exhibit 10(a)(ii) to Form 10-Q for the quarter ended March 31, 2019.
(17)    Incorporated by reference to Exhibit 10(a)(iii) to Form 10-Q for the quarter ended March 31, 2019.
(18)    Incorporated by reference to Exhibit 10(a)(iv) to Form 10-Q for the quarter ended March 31, 2019.
(19)    Incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2020.
(20)    Incorporated by reference to Exhibit 10(b)(i) to Form 10-Q for the quarter ended March 31, 2020.
(21)    Incorporated by reference to Exhibit 10(b)(ii) to Form 10-Q for the quarter ended March 31, 2020.
(22)    Incorporated by reference to Exhibit 10(b)(iii) to Form 10-Q for the quarter ended March 31, 2020.
(23)    Incorporated by reference to Exhibit 10(b)(iv) to Form 10-Q for the quarter ended March 31, 2020.
(24)    Incorporated by reference to Exhibit 10(b)(v) to Form 10-Q for the quarter ended March 31, 2020.
(25) Incorporated by reference to Exhibit 10.1 to Form 8-K filed February 4, 2021.
(26) Incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2021.
(27) Incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2021.
(28) Incorporated by reference to Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2021.
(29) Incorporated by reference to Exhibit 10(e) to Form 10-Q for the quarter ended March 31, 2021.
(30) Incorporated by reference to Exhibit 10(f) to Form 10-Q for the quarter ended March 31, 2021.
(31) Incorporated by reference to Exhibit 10(g) to Form 10-Q for the quarter ended March 31, 2021.
(32) Incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2023.
(34) Incorporated by reference to Exhibit 10 to Form 10‑Q for the quarter ended June 30, 2010.
(35) Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2014.
(36) Incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended September 30, 2013.
(37) Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2019.
(38) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2023.
(39) Incorporated by reference to Exhibit 99(a) to the Company's Registration Statement on Form S-8 filed on June 9, 2023.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2024.

DIGI INTERNATIONAL INC.
By: /s/ Ronald E. Konezny Ronald E. Konezny President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 22, 2024.

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

By: /s/ Ronald E. Konezny Ronald E. Konezny Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to Other Accounts	Deductions	Balance at end of period
Valuation allowance - deferred tax assets
September 30, 2024	$3,254	$63	$—	$—	$3,317
September 30, 2023	$2,976	$278	$—	$—	$3,254
September 30, 2022	$2,186	$790	$—	$—	$2,976

Reserve for future credit returns and pricing adjustments
September 30, 2024	$1,311	$21,030	$—	$19,220	$3,121
September 30, 2023	$1,131	$20,205	$—	$20,025	$1,311
September 30, 2022	$930	$17,087	$—	$16,886	$1,131