Form 10-Q
period 2024-12-31
DIGI INTERNATIONAL INC
filed 2025-02-05
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On January 31, 2025, there were 36,899,190 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2024	2023
	(in thousands, except per share data)
Revenue:
Product	$72,785	$77,250
Service	31,081	28,839
Total revenue	103,866	106,089
Cost of sales:
Cost of product	31,973	37,766
Cost of service	6,542	6,270
Amortization	953	953
Total cost of sales	39,468	44,989
Gross profit	64,398	61,100
Operating expenses:
Sales and marketing	21,757	19,647
Research and development	15,027	14,633
General and administrative	14,255	14,687
Total operating expenses	51,039	48,967
Operating income	13,359	12,133
Other expense, net:
Interest expense, net	(2,294)	(5,661)
Debt issuance cost write-off	—	(9,722)
Other income (expense), net	31	(26)
Total other expense, net	(2,263)	(15,409)
Income (loss) before income taxes	11,096	(3,276)
Income tax provision (benefit)	1,013	(222)
Net income (loss)	$10,083	$(3,054)

Net income (loss) per common share:
Basic	$0.27	$(0.08)
Diluted	$0.27	$(0.08)
Weighted average common shares:
Basic	36,680	36,129
Diluted	37,483	36,129

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended December 31,
	2024	2023
	(in thousands)
Net income	$10,083	$(3,054)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,762)	2,948
Other comprehensive (loss) income	(1,762)	2,948
Comprehensive income (loss)	$8,321	$(106)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2024	September 30, 2024
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,935	$27,510
Accounts receivable, net	64,928	69,640
Inventories	50,184	53,357
Prepaid expenses and other current assets	4,827	3,940
Total current assets	145,874	154,447
Property, equipment and improvements, net	34,844	34,915
Intangible assets, net	247,211	252,909
Goodwill	341,234	342,774
Operating lease right-of-use assets	9,799	10,207
Deferred tax assets	15,636	16,141
Other non-current assets	1,515	3,682
Total assets	$796,113	$815,075
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	27,049	23,759
Accrued compensation	13,001	13,995
Unearned revenue	36,333	30,556
Current portion of operating lease liabilities	2,881	2,973
Income taxes payable	2,813	2,549
Other current liabilities	8,262	15,505
Total current liabilities	90,339	89,337
Income taxes payable	2,858	2,749
Deferred tax liabilities	1,303	1,308
Long-term debt	94,952	123,185
Operating lease liabilities	10,756	11,228
Other non-current liabilities	5,230	6,233
Total liabilities	205,438	234,040
Commitments and Contingencies (See Note 11)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 43,416,277 and 42,996,725 shares issued	434	430
Additional paid-in capital	424,725	420,413
Retained earnings	257,433	247,350
Accumulated other comprehensive loss	(25,506)	(23,744)
Treasury stock, at cost, 6,527,064 and 6,449,364 shares	(66,411)	(63,414)
Total stockholders' equity	590,675	581,035
Total liabilities and stockholders' equity	$796,113	$815,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2024	2023
	(in thousands)
Operating activities:
Net income (loss)	$10,083	$(3,054)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, equipment and improvements	2,735	1,813
Amortization	5,832	6,591
Write-off of debt issuance costs	—	9,722
Stock-based compensation	3,560	3,106
Deferred income tax benefit (expense)	500	(303)
Other	2	349
Changes in operating assets and liabilities	7,007	448
Net cash provided by operating activities	29,719	18,672
Investing activities:
Purchase of property, equipment, improvements and certain other intangible assets	(577)	(292)
Net cash used in investing activities	(577)	(292)
Financing activities:
Proceeds from long-term debt	—	214,062
Payments on long-term debt	(28,300)	(233,025)
Proceeds from stock option plan transactions	1,783	225
Proceeds from employee stock purchase plan transactions	517	531
Taxes paid for net share settlement of share-based payment options and awards	(4,540)	(2,169)
Net cash used in financing activities	(30,540)	(20,376)
Effect of exchange rate changes on cash and cash equivalents	(177)	1,851
Net decrease in cash and cash equivalents	(1,575)	(145)
Cash and cash equivalents, beginning of period	27,510	31,693
Cash and cash equivalents, end of period	$25,935	$31,548

Supplemental disclosures of cash flow information:
Interest paid	$2,369	$4,309
Income taxes paid, net	56	72
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	(2,098)	(1,105)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(108)	$(10)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Equity
Balances, September 30, 2023	42,501	$425	6,436	$(61,506)	$403,735	$224,845	$(27,011)	$540,488
Net loss	—	—	—	—	—	(3,054)	—	(3,054)
Other comprehensive income	—	—	—	—	—	—	2,948	2,948
Employee stock purchase plan issuances	—	—	(24)	231	300	—	—	531
Taxes paid for net share settlement of share-based payment awards	—	—	88	(2,135)	(33)	—	—	(2,168)
Issuance of stock under stock award plans	248	2	—	—	222	—	—	224
Stock-based compensation expense	—	—	—	—	3,106	—	—	3,106
Balances, December 31, 2023	42,749	$427	6,500	$(63,410)	$407,330	$221,791	$(24,063)	$542,075

Balances, September 30, 2024	42,997	$430	6,449	$(63,414)	$420,413	$247,350	$(23,744)	$581,035
Net income	—	—	—	—	—	10,083	—	10,083
Other comprehensive loss	—	—	—	—	—	—	(1,762)	(1,762)
Employee stock purchase plan issuances	—	—	(22)	227	290	—	—	517
Taxes paid for net share settlement of share-based payment options and awards	—	—	100	(3,224)	(1,316)	—	—	(4,540)
Issuance of stock under stock award plans	419	4	—	—	1,778	—	—	1,782
Stock-based compensation expense	—	—	—	—	3,560	—	—	3,560
Balances, December 31, 2024	43,416	$434	6,527	$(66,411)	$424,725	$257,433	$(25,506)	$590,675

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited condensed consolidated financial statements of Digi International Inc. ("we," "us," "our," "Digi" or "the Company") have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial statements. While these financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statement disclosures in Part I, Item 1 of our Annual Report on Form 10-K for the year ended September 30, 2024. We use the same accounting policies in preparing quarterly and annual financial statements. The quarterly results of operations are not necessarily indicative of the results to be expected for the full year.
Recently Issued Accounting Standards Not Yet Adopted

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This amendment is effective for our fiscal year ending September 30, 2025 and interim periods within our fiscal year ending September 30, 2026. We are currently assessing the impact of this guidance on our disclosures.
2. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2024	2023
Numerator:
Net income (loss)	$10,083	$(3,054)

Denominator:
Denominator for basic net income (loss) per common share — weighted average shares outstanding	36,680	36,129
Effect of dilutive securities:
Stock options and restricted stock units	803	—
Denominator for diluted net income (loss) per common share — adjusted weighted average shares	37,483	36,129

Net income (loss) per common share, basic	$0.27	$(0.08)
Net income (loss) per common share, diluted	$0.27	$(0.08)
Digi excludes certain stock options and restricted stock unit awards that would have an anti-dilutive effect on our diluted net income per share calculation. For the three months ended December 31, 2024 and 2023, 255,054 and 1,563,857 shares outstanding were excluded, respectively.

3. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	December 31, 2024	September 30, 2024
Accounts receivable, net:
Accounts receivable	$72,186	$78,672
Less allowance for credit losses	1,784	1,562
Less reserve for future credit returns and pricing adjustments	5,474	7,470
Accounts receivable, net	$64,928	$69,640
Inventories:
Raw materials	$16,615	$18,669
Work in process	315	52
Finished goods	33,254	34,636
Inventories	$50,184	$53,357
4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	December 31, 2024			September 30, 2024
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$84,925	$(64,492)	$20,433	$85,041	$(63,654)	$21,387
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	40,624	(23,125)	17,499	40,335	(22,047)	18,288
Customer relationships	309,171	(99,892)	209,279	309,223	(95,989)	213,234
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(1,000)	—
Total	$436,432	$(189,221)	$247,211	$436,311	$(183,402)	$252,909

Amortization expense for intangible assets was $5.8 million and $6.2 million for the three months ended December 31, 2024 and 2023, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2025 and the five succeeding fiscal years is (in thousands):

2025 (nine months)	$15,515
2026	20,679
2027	20,679
2028	20,447
2029	18,701
2030	18,297

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Three months ended December 31, 2024
	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2024	$175,093	$167,681	$342,774
Foreign currency translation adjustment	(941)	(599)	(1,540)
Balance on December 31, 2024	$174,152	$167,082	$341,234
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

5. INDEBTEDNESS (CONTINUED)
Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.75% to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio. All borrowings in the period were made at Term SOFR for a one-month interest election period plus an applicable margin of 2.25%. Our weighted average interest rate for our Credit Facility was 6.83% as of December 31, 2024.
In addition to paying interest on the outstanding principal, Digi is required to pay a commitment fee on the unutilized commitments under the Credit Facility. The commitment fee is between 0.20% and 0.35% depending on Digi’s total net leverage ratio. Our weighted average Revolving Loan commitment fee was 0.25% as of December 31, 2024. The Credit Facility is secured by substantially all of the property of Digi and its domestic subsidiaries.
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
The Revolving Loan is due in a lump sum payment at maturity December 7, 2028, if any amounts are drawn. The fair value of the Revolving Loan approximated carrying value at December 31, 2024.
The following table is a summary of our long-term indebtedness at December 31, 2024 and September 30, 2024 (in thousands):

	Balance on December 31, 2024	Balance on September 30, 2024
Revolving Loan	$96,000	$124,300
Less unamortized issuance costs	(1,048)	(1,115)
Total long-term debt, net of unamortized issuance costs	$94,952	$123,185

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

6. SEGMENT INFORMATION
We have a single segment manager over IoT Products & Services and a single manager over IoT Solutions. As a result we have two operating segments. These two operating segments also serve as our reportable segments: IoT Products & Services and IoT Solutions. Each operating segment is led by a single segment manager. IoT Products & Services derives revenue from the sale of products and services that help original equipment manufacturers ("OEMs"), enterprise and government customers create and deploy, secure IoT connectivity solutions. IoT Solutions derives revenue from the sale of software-based services that are enabled through the use of connected devices that utilize cellular communications.
Our CEO is our Chief Operating Decision Maker ("CODM"). The measures the CODM uses to measure profitability within each of our reportable segments is segment gross profit.
Summary operating results for each of our segments were (in thousands):

	Three months ended December 31,
	2024	2023
Revenue
IoT Products & Services	$77,823	$82,023
IoT Solutions	26,043	24,066
Total revenue	$103,866	$106,089
Gross Profit
IoT Products & Services	$45,603	$43,859
IoT Solutions	18,795	17,241
Total gross profit	$64,398	$61,100
Total depreciation and amortization expense was (in thousands):

	Three months ended December 31,
	2024	2023
IoT Products & Services	$3,427	$3,098
IoT Solutions	5,073	4,953
Total depreciation and amortization	$8,500	$8,051
Total expended for property, plant and equipment was (in thousands):

	Three months ended December 31,
	2024	2023
IoT Products & Services	$366	$37
IoT Solutions*	141	182
Total expended for property, plant and equipment	$507	$219
* Excluded from these amounts are $2,098 and $1,105 of transfers of inventory to property plant and equipment for subscriber assets for the three months ended December 31, 2024 and 2023, respectively.
Total assets for each of our segments were (in thousands):

	December 31, 2024	September 30, 2024
IoT Products & Services	$365,609	$376,998
IoT Solutions	404,569	410,567
Unallocated*	25,935	27,510
Total assets	$796,113	$815,075
*Unallocated consists of cash and cash equivalents.

7. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended December 31,
	2024	2023
North America, primarily the United States	$79,012	$79,695
Europe, Middle East & Africa	18,010	14,390
Rest of world	6,844	12,004
Total revenue	$103,866	$106,089
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended December 31,
	2024	2023
Transferred at a point in time	$74,603	$79,394
Transferred over time	29,263	26,695
Total revenue	$103,866	$106,089
Contract Balances
Contract Related Assets
Our contract related assets consist of subscriber assets. Subscriber assets are equipment that we provide to customers pursuant to subscription-based contracts.  In these cases, we retain the ownership of the equipment a customer uses and charge the customer subscription fees to receive our end-to-end solutions. The total net book value of subscriber assets of $23.8 million and $23.6 million as of December 31, 2024 and September 30, 2024, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $1.9 million and $1.0 million for the three months ended December 31, 2024 and 2023, respectively.
Contract Assets
Contract assets at Digi consist of products and services that have been fulfilled, but for which revenue has not yet been recognized. Our contract asset balances were immaterial as of December 31, 2024 and September 30, 2024.
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
Our contract liabilities were $41.6 million and $35.0 million at December 31, 2024 and 2023, respectively.
There were contract liability balances of $36.8 million and $27.9 million as of September 30, 2024 and 2023, respectively. Of these balances, Digi recognized $9.3 million and $7.4 million as revenue in the three months ended December 31, 2024 and 2023, respectively.
Remaining Performance Obligation
As of December 31, 2024, we had approximately $162.1 million of remaining performance obligations on contracts with an original duration of one year or more. We expect to recognize revenue on approximately $79.1 million of remaining performance obligations over the next 12 months. We expect to recognize revenue from the remaining performance obligations over a range of two to five years.

8. INCOME TAXES
Our income tax expense was $1.0 million for the three months ended December 31, 2024. Included in this was a net tax benefit of $0.4 million discretely related to the three months ended December 31, 2024. This benefit was the result of book stock compensation in excess of recognized tax benefits.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2024	$3,602
Decreases related to:
Expiration of statute of limitations	(57)
Unrecognized tax benefits as of December 31, 2024	$3,545
The total amount of unrecognized tax benefits at December 31, 2024 that, if recognized, would affect our effective tax rate was $3.4 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.5 million over the next 12 months.
9. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within other current liabilities:

	Three months ended December 31,
	2024	2023
Balance at beginning of period	$933	$772
Warranties accrued	207	94
Net settlements	(36)	(85)
Balance at end of period	$1,104	$781

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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	December 31, 2024	September 30, 2024
Assets
Operating leases	Operating lease right-of-use assets	$9,799	$10,207
Total lease assets		$9,799	$10,207

Liabilities
Operating leases	Current portion of operating lease liabilities	$2,881	$2,973
Operating leases	Operating lease liabilities	10,756	11,228
Total lease liabilities		$13,637	$14,201
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended December 31,
	2024	2023
Operating lease cost	$872	$891
Variable lease cost	285	317
Short-term lease cost	29	27
Total lease cost	$1,186	$1,235
At December 31, 2024, the weighted average remaining lease term of our operating leases was 5.8 years and the weighted average discount rate for these leases was 4.7%.

10. LEASES (CONTINUED)
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of December 31, 2024 (in thousands):

Fiscal year	Amount
2025 (nine months)	$2,670
2026	3,321
2027	2,093
2028	1,897
2029	1,840
2030	1,880
Thereafter	1,985
Total future undiscounted lease payments	15,686
Less imputed interest	(2,049)
Total reported lease liability	$13,637
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
As of December 31, 2024, there were approximately 1,358,842 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $1.8 million and $0.2 million for the three months ended December 31, 2024 and 2023, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax withholding obligations are otherwise fulfilled by the employee paying cash to us for the withholding. During the three months ended December 31, 2024 and 2023, our employees forfeited 100,011 shares and 87,792 shares, respectively, in order to satisfy withholding tax obligations of $3.2 million and $2.1 million, respectively.

12. STOCK-BASED COMPENSATION (CONTINUED)
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares that may be purchased under the ESPP to 3,425,000. ESPP contributions by employees were $0.5 million for the three months ended December 31, 2024 and 2023. Pursuant to the ESPP, 22,311 and 23,665 common shares were issued to employees during the three months ended December 31, 2024 and 2023, respectively. Shares are issued under the ESPP from treasury stock. As of December 31, 2024, 346,186 common shares were available for future issuances under the ESPP.
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended December 31,
	2024	2023
Cost of sales	$187	$181
Sales and marketing	1,261	1,168
Research and development	546	430
General and administrative	1,566	1,327
Stock-based compensation before income taxes	3,560	3,106
Income tax benefit	(761)	(663)
Stock-based compensation after income taxes	$2,799	$2,443
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance on September 30, 2024	1,382	$19.01
Granted	63	31.55
Exercised	(237)	32.78
Forfeited / Canceled	(6)	27.74
Balance on December 31, 2024	1,202	$20.66	3.3	$11,987

Exercisable on December 31, 2024	929	$18.92	2.8	$10,845
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $30.23 as of December 31, 2024, which would have been received by the option holders had all option holders exercised their options as of that date.

12. STOCK-BASED COMPENSATION (CONTINUED)
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the three months ended December 31, 2024 and 2023 was $7.8 million and $0.4 million, respectively.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Three months ended December 31,
	2024	2023
Weighted average per option grant date fair value	$16.22	$12.44
Assumptions used for option grants:
Risk free interest rate	4.31%	4.45% - 4.68%
Expected term	6.00 years	6.00 years
Expected volatility	48%	46%
Weighted average volatility	48%	46%
Expected dividend yield	—	—
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
As of December 31, 2024, the total unrecognized compensation cost related to non-vested stock options was $3.2 million and the related weighted average period over which it is expected to be recognized is approximately 2.1 years.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units and performance stock units as of December 31, 2024 and changes during the three months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested on September 30, 2024	846	$30.15	220	$30.55
Granted	389	31.81	162	32.64
Vested	(214)	27.37	(54)	30.57
Canceled	(9)	30.46	(4)	19.78
Nonvested on December 31, 2024	1,012	$31.38	324	$31.71
As of December 31, 2024, the total unrecognized compensation cost related to non-vested restricted stock units and performance stock units was $27.4 million and $2.1 million, respectively. The related weighted average period over which these costs are expected to be recognized was approximately 2.4 years and 0.8 years, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management's discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as well as our subsequent reports on Form 10-Q and Form 8-K and any amendments to such reports.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Quarterly Report on Form 10-Q contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
This report contains forward-looking statements, which are statements based on management’s current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "assume," "believe," "continue," "estimate," "expect," "intend," "may," "plan," "potential," "project," "should," or "will" or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, inventory levels, perceived marketplace opportunities, debt repayments, attributions of potential acquisitions and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to ongoing and varying inflationary and deflationary pressures around the world and the monetary and trade policies of governments globally as well as present and ongoing concerns about a potential recession, the potential for longer than expected sales cycles, the ability of companies like us to operate a global business in such conditions as well as negative effects on product demand and the financial solvency of customers and suppliers in such conditions, risks related to ongoing supply chain challenges that continue to impact businesses globally, regulatory risks that include, but are not limited to, the potential expansion of tariffs, risks related to cybersecurity, risks arising from the present military conflicts in Ukraine and the Middle East, the highly competitive market in which our company operates, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions, our ability to defend or settle satisfactorily any litigation, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, those set forth in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2024, subsequent filings, as well as this Quarterly Report on Form 10-Q and other filings, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. We disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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

A description of our critical accounting estimates was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
OVERVIEW
We are a leading global provider of business and mission-critical IoT connectivity products, services and solutions. Our business is comprised of two reporting segments: IoT Products & Services and IoT Solutions.
In fiscal 2025, our key operating objectives include:
•continuing to transition to complete solutions with software and service offerings included with our products, as this drives Annualized Recurring Revenue ("ARR"), which provides more predictable and higher margin revenue; and
•delivering a higher level of customer service across our businesses.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the first quarter of fiscal 2025 that we feel are most important in these evaluations, with comparisons to the first quarter of fiscal 2024:
•Consolidated revenue was $104 million, a decrease of 2%.
•Consolidated gross profit was $64 million, an increase of 5%.
•Gross profit margin was 62.0%, an increase of 440 basis points.
•Net income was $10 million, compared to a net loss of $3 million.
•Net income per diluted share was $0.27, compared to a net loss per diluted share of $0.08 (which included a $0.26 impact from the term B debt issuance cost write-off).
•Adjusted net income and adjusted net income per share was $19 million, or $0.50 per diluted share, respectively, compared to $18 million, or $0.48 per diluted share, respectively.
•Adjusted EBITDA was $26 million, or 24.7% of revenue, compared to $23 million or 22.0% of revenue.
•Annualized Recurring Revenue (ARR) was $120 million at quarter end, an increase of 11%.
In recent periods, we have experienced longer than expected sales cycles with respect to many contracts and projects of potential significance. We believe this is related to macroeconomic conditions and are uncertain as to when and to what degree sales cycles will return to more normal conditions, but expect this to adversely impact our results for at least the remainder of fiscal 2025.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended December 31,				% incr.
($ in thousands)	2024		2023		(decr.)
Revenue	$103,866	100.0%	$106,089	100.0%	(2.1)%
Cost of sales	39,468	38.0	44,989	42.4	(12.3)
Gross profit	64,398	62.0	61,100	57.6	5.4
Operating expenses	51,039	49.1	48,967	46.2	4.2
Operating income	13,359	12.9	12,133	11.4	10.1
Other expense, net	(2,263)	(2.2)	(15,409)	(14.5)	NM
Income before income taxes	11,096	10.7	(3,276)	(3.1)	NM
Income tax expense (benefit)	1,013	1.0	(222)	(0.2)	NM
Net income (loss)	$10,083	9.7%	$(3,054)	(2.9)%	NM
NM means not meaningful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
REVENUE BY SEGMENT

	Three months ended December 31,				% incr.
($ in thousands)	2024		2023		(decr.)
Revenue
IoT Products & Services	$77,823	74.9%	$82,023	77.3%	(5.1)%
IoT Solutions	26,043	25.1	24,066	22.7	8.2
Total revenue	$103,866	100.0%	$106,089	100.0%	(2.1)%
IoT Products & Services
IoT Products & Services revenue decreased $4.2 million for the three months ended December 31, 2024, as compared to the same period in the prior fiscal year. The decrease consisted of a $4.7 million decline in one-time sales, with no material impact from pricing. This was driven by lower demand for some products, as some customers bled down inventory stockpiled from when supply chains were stressed. This decrease was partially offset by $0.5 million of recurring revenue growth.
IoT Solutions
IoT Solutions revenue increased $2.0 million for the three months ended December 31, 2024, as compared to the same period in the prior fiscal year. The increase consisted of a $2.1 million increase in recurring revenue, , driven by growth in both SmartSense and Ventus, partially offset by a $0.1 million decrease in one-time sales.
ARR
ARR was $120 million as of December 31, 2024, compared to $108 million as of December 31, 2023. IoT Products & Services ARR was $27 million as of December 31, 2024, compared to $23 million as of December 31, 2023. This increase was due to growth in the subscription base across extended warranty offerings and remote management platforms. IoT Solutions ARR was $93 million as of December 31, 2024, compared to $85 million as of December 31, 2023, driven by growth in both SmartSense and Ventus.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT
Below are our segments' cost of goods sold and gross profit as a percentage of their respective total revenue:

	Three months ended December 31,				Basis point
($ in thousands)	2024		2023		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$32,220	41.4%	$38,164	46.5%	(510)
IoT Solutions	7,248	27.8	6,825	28.4	(60)
Total cost of goods sold	$39,468	38.0%	$44,989	42.4%	(440)
Gross Profit
IoT Products & Services Operating Segments Gross Profit	$45,603	58.6%	$43,859	53.5%	510
IoT Solutions Operating Segments Gross Profit	18,795	72.2	17,241	71.6	60
Total gross profit	$64,398	62.0%	$61,100	57.6%	440
IoT Product & Services
IoT Products & Services gross profit margin increased 510 basis points for the three months ended December 31, 2024 as compared to the same period in the prior fiscal year. This increase was driven by a favorable margin mix among product sales partially offset by an increase in inventory related adjustments.
IoT Solutions
The IoT Solutions gross profit margin increased 60 basis points for the three months ended December 31, 2024 as compared to the same period in the prior fiscal year. This increase was the result of growth in higher margin ARR subscription revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended December 31,				$	%
($ in thousands)	2024		2023		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$21,757	20.9%	$19,647	18.5%	$2,110	10.7%
Research and development	15,027	14.5	14,633	13.8	394	2.7
General and administrative	14,255	13.7	14,687	13.9	(432)	(2.9)
Total operating expenses	$51,039	49.1%	$48,967	46.2%	$2,072	4.2%

The $2.1 million increase in operating expenses for the three months ended December 31, 2024, as compared to the same period in the prior fiscal year was due to a $2.9 million increase in labor expenses and a $0.8 million decrease in non-labor expenses.

OTHER EXPENSE, NET
Below are our other expenses, net, and other expenses, net as a percentage of total revenue:

	Three months ended December 31,				$	%
($ in thousands)	2024		2023		incr. (decr.)	incr. (decr.)
Other expense, net
Interest expense, net	$(2,294)	(2.2)%	$(5,661)	(5.3)%	$3,367	(59.5)%
Debt issuance cost write-off	—	—	(9,722)	(9.2)	9,722	(100.0)%
Other income (expense), net	31	—	(26)	—	57	NM
Total other expense, net	$(2,263)	(2.2)%	$(15,409)	(14.5)%	$13,146	(85.3)%
NM means not meaningful
Other expense, net, decreased $13.1 million for the three months ended December 31, 2024, as compared to the same period in the prior fiscal year. This decrease was driven by a write-off of debt issuance costs in 2024 and a reduction in interest expense due to a decrease in average debt outstanding and our effective interest rate (see Note 5 to the condensed consolidated financial statements for additional information).
INCOME TAXES
See Note 8 to the condensed consolidated financial statements for discussion of income taxes.
KEY BUSINESS METRIC
Annualized Recurring Revenue (ARR) represents the annualized monthly value of all billable subscription contracts, measured at the end of any fiscal period. ARR should be viewed independently of revenue and deferred revenue and is not intended to replace or forecast either of these items. Digi management uses ARR to manage and assess the growth of our subscription revenue business. We believe ARR is an indicator of the scale of our subscription business.
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
Below are reconciliations from GAAP to non-GAAP information that we feel are important to our business:
Reconciliation of Net Income (Loss) to Adjusted EBITDA
(In thousands)

	Three months ended December 31,
	2024		2023
		% of total revenue		% of total revenue
Total revenue	$103,866	100.0%	$106,089	100.0%

Net income (loss)	$10,083		$(3,054)
Interest expense, net	2,294		5,661
Debt issuance cost write-off	—		9,722
Income tax provision (benefit)	1,013		(222)
Depreciation and amortization	8,500		8,051
Stock-based compensation	3,560		3,106
Restructuring charge	159		103
Acquisition expense	—		(61)
Adjusted EBITDA	$25,609	24.7%	$23,306	22.0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Reconciliation of Net Income (Loss) and Net Income (Loss) per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended December 31,
	2024		2023
Net income (loss) and net income (loss) per diluted share	$10,083	$0.27	$(3,054)	$(0.08)
Amortization	5,765	0.15	6,238	0.17
Stock-based compensation	3,560	0.09	3,106	0.08
Other non-operating (income) expense	(31)	—	26	—
Acquisition expense	—	—	(61)	—
Restructuring charge	159	—	103	—
Interest expense, net	2,294	0.06	5,661	0.15
Debt issuance cost write-off	—	—	9,722	0.26
Tax effect from the above adjustments (1)	(2,736)	(0.07)	(3,913)	(0.11)
Discrete tax benefits (2)	(362)	(0.01)	(182)	—
Adjusted net income and adjusted net income per diluted share (3)	$18,732	$0.50	$17,646	$0.48
Diluted weighted average common shares		37,483		36,715
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2025 and fiscal 2024 based on adjusted net income.
(2)For the three months ended December 31, 2024 and 2023, discrete tax benefits are a result of changes in excess tax benefits recognized on stock compensation.
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
Our condensed consolidated statements of cash flows for the three months ended December 31, 2024 and 2023 are summarized as follows:

	Three months ended December 31,
($ in thousands)	2024	2023
Operating activities	$29,719	$18,672
Investing activities	(577)	(292)
Financing activities	(30,540)	(20,376)
Effect of exchange rate changes on cash and cash equivalents	(177)	1,851
Net decrease in cash and cash equivalents	$(1,575)	$(145)
Cash flows from operating activities increased $11.0 million as a result of:
•a $13.1 million increase in net income in the first quarter of fiscal 2025,
•a $7.0 million decrease in net operating assets for the first quarter of fiscal 2025 compared to a $0.4 million decrease in the first quarter of fiscal 2024,
•and a $0.5 million decrease in deferred income tax benefit for the first quarter of fiscal 2025 compared to a $0.3 million decrease in the first quarter of fiscal 2024.
These were partially offset by:
•a $9.7 million debt issuance cost write-off included in net income in the first quarter of fiscal 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Cash flows used in investing activities decreased $0.3 million as a result of:
•a $0.3 million decrease in purchases of property, equipment, improvements and certain other intangible assets.
Cash flows used in financing activities increased $10.2 million as a result of:
•net proceeds of $214.1 million from the issuance of a new credit facility in the first quarter of fiscal 2024 that did not repeat in 2025,
•and an increase in taxes paid for net share settlement of share-based payment options and awards.
These were partially offset by:
•debt payments of $28.3 million in the first quarter of fiscal 2025, compared to debt payments of $233.0 million in the first quarter of fiscal 2024
•and an increase in proceeds from stock option plan transactions and employee stock purchase plan transactions.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at December 31, 2024:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$14,746	$3,500	$5,058	$3,733	$2,455
Revolving loan	96,000	—	—	96,000	—
Total	$110,746	$3,500	$5,058	$99,733	$2,455
The operating leases included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $0.1 million as of December 31, 2024. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The table above also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of December 31, 2024, we had $96.0 million outstanding under our Revolving Loan. Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of (1) BMO’s prime rate, (2) the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or (3) one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.75 to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio. The initial borrowings were made at Term SOFR for a one-month interest period plus an applicable margin of 2.50%. Our weighted average interest rate for our Credit Facility as of December 31, 2024 was 6.83%.

Digi bases the interest period election described above on an assessment of the interest rate environment conducted on a monthly basis. Based on the balance sheet position for the Revolving Loan at December 31, 2024, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.2 million. For additional information, see Note 5 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.
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
A 10% change in the average exchange rate for the Euro, British Pound, Australian Dollar and Canadian Dollar to the U.S. Dollar during the first three months of fiscal 2025 would have resulted in a 0.9% increase or decrease in stockholders' equity due to foreign currency translation.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosure set forth in Note 11 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2024.

Our dependence on new product development, rapid technological change, competitors’ product introductions and enhancements, and regulatory changes make us susceptible to potential fluctuations in demand or loss of market share for our products.

Our industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles in certain instances and rapidly changing customer requirements. The introduction of products and enhancements embodying new technologies, whether via competitors’ products or just changes in markets where we sell products because of other changes in technology more generally, can disrupt one or more markets in which we compete. In addition, the emergence of new or changed industry standards or regulations impacting our industry can also cause demand for our products to fluctuate or render our products obsolete or unmarketable.

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

We may experience delays in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards or regulations and changing customer requirements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction, and marketing of these products or product enhancements, or that our new products and product enhancements will meet the requirements of the marketplace adequately and achieve any significant or sustainable degree of market acceptance in existing or additional markets. Further, demand for products can fluctuate because of changes in technology generally which could also impact our sales of products. In addition, the future introductions or announcements of products by us or one of our competitors embodying new technologies or changes in industry standards or regulations or customer requirements could render our then-existing products obsolete or unmarketable. This risk may become more pronounced as new competitors emerge in markets where we sell our products, especially if these competitors have more resources than us to develop and market new products and technologies and provide related services. There can be no assurance that the introduction or announcement of new technologies into markets where we sell products or the introduction or announcement of product offerings by us or one or more of our competitors will not cause customers to defer their purchase of our existing products, which could cause our revenue to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the first quarter of fiscal 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2024 - October 31, 2024	—	$—	—	$—
November 1, 2024 - November 30, 2024	95,598	32.19	—	—
December 1, 2024 - December 31, 2024	4,413	33.24	—	—
	100,011	$32.24	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Actor any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
We are reporting the following information in lieu of reporting on a Current Report on Form 8-K.
Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
As reported below under Item 5.07, on February 3, 2025, our stockholders approved the Amended and Restated Digi International Inc. 2021 Omnibus Incentive Plan, which increased the number of shares available for issuance pursuant to awards under the plan by an additional two million shares and extended the expiration date so that the term of the plan runs for ten years from the date of the stockholder approval.
A description of the Amended and Restated Digi International Inc. 2021 Omnibus Incentive Plan, as amended, was included in the Company’s proxy statement for its annual meeting of shareholders filed with the United States Securities and Exchange Commission on December 13, 2024. A copy of the Amended and Restated Digi International Inc. 2021 Omnibus Incentive Plan, as amended, is filed as Exhibit 10(a) to this Quarterly Report on Form 10-Q.

Item 5.07 Submission of Matters to a Vote of Security Holders.
Our annual meeting of stockholders was held on February 3, 2025. Of the 36,867,240 shares of our common stock eligible to vote at the meeting, 34,888,841 shares were present at the meeting by proxy or in person (virtually). The stockholders voted on the following matters:

1.    Spiro C. Lazarakis and Hatem H. Naguib were elected as directors for three-year terms. Valerie Heusinkveld and Allison West Hughes were elected as directors for two-year terms. Voting for each of their elections was as follows:

Name	Votes For	Votes Against	Abstain	Broker Non-Votes
Spiro C. Lazarakis	30,199,979	2,125,700	6,175	2,556,987
Hatem H. Naguib	30,333,394	1,992,184	6,276	2,556,987
Valerie Heusinkveld	32,307,122	19,135	5,597	2,556,987
Allison West Hughes	32,306,021	20,229	5,604	2,556,987
2.    A non-binding advisory vote to approve the executive compensation disclosed in our proxy statement for the annual meeting received advisory approval based on 30,669,467 “for” votes and 1,648,919 “against” votes. 13,468 shares abstained from voting and there were 2,556,987 broker non-votes on this proposal.

3.    The stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2025, with 34,855,564 shares voting for the proposal and 21,841 shares voting against the proposal. 11,436 shares abstained from voting on this proposal.

4..    The stockholders approved the amendment and restatement of the Digi International Inc. 2021 Omnibus Incentive Plan. The proposal received 21,968,869 “for” votes and 9,227,043 “against” votes. 1,135,942 shares abstained from voting and there were 2,556,987 broker non-votes on this proposal.

ITEM 6. EXHIBITS

Exhibit No.		Description	Method of Filing
3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (2)	Incorporated by Reference

10	(a)	Digi International Inc. 2021 Omnibus Incentive Plan (as amended and restated on February 3, 2025)	Filed Electronically

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Filed Electronically

101
The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2024, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; (vi) the Notes to the Condensed Consolidated Financial Statements; and (vii) the information set forth in Part II, Item 5.
Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended December 31, 2024 is formatted in iXBRL (included in Exhibit 101).
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

DIGI INTERNATIONAL INC.
Date:	February 5, 2025	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)