Form 10-Q
period 2025-03-31
DIGI INTERNATIONAL INC
filed 2025-05-07
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 30, 2025, there were 37,066,698 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
	(in thousands, except per share data)
Revenue:
Product	$71,987	$78,432	$144,772	$155,682
Service	32,516	29,270	63,597	58,109
Total revenue	104,503	107,702	208,369	213,791
Cost of sales:
Cost of product	31,758	37,894	63,731	75,660
Cost of service	6,859	6,537	13,401	12,807
Amortization	953	953	1,906	1,906
Total cost of sales	39,570	45,384	79,038	90,373
Gross profit	64,933	62,318	129,331	123,418
Operating expenses:
Sales and marketing	22,041	20,540	43,798	40,187
Research and development	15,325	15,044	30,352	29,677
General and administrative	13,840	18,583	28,095	33,270
Total operating expenses	51,206	54,167	102,245	103,134
Operating income	13,727	8,151	27,086	20,284
Other expense, net:
Interest expense, net	(1,336)	(3,697)	(3,630)	(9,358)
Debt issuance cost write-off	—	—	—	(9,722)
Other expense, net	(43)	(32)	(12)	(58)
Total other expense, net	(1,379)	(3,729)	(3,642)	(19,138)
Income before income taxes	12,348	4,422	23,444	1,146
Income tax provision	1,851	428	2,864	206
Net income	$10,497	$3,994	$20,580	$940

Net income per common share:
Basic	$0.28	$0.11	$0.56	$0.03
Diluted	$0.28	$0.11	$0.55	$0.03
Weighted average common shares:
Basic	36,956	36,296	36,816	36,212
Diluted	37,520	36,974	37,553	36,855

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
	(in thousands)
Net income	$10,497	$3,994	$20,580	$940
Other comprehensive income (loss):
Foreign currency translation adjustment	597	(600)	(1,165)	2,348
Other comprehensive income (loss)	597	(600)	(1,165)	2,348
Comprehensive income	$11,094	$3,394	$19,415	$3,288

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2025	September 30, 2024
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,296	$27,510
Accounts receivable, net	61,185	69,640
Inventories	38,601	53,357
Income taxes receivable	3,696	173
Prepaid expenses and other current assets	4,948	3,767
Total current assets	134,726	154,447
Property, equipment and improvements, net	35,485	34,915
Intangible assets, net	242,066	252,909
Goodwill	341,669	342,774
Operating lease right-of-use assets	9,230	10,207
Deferred tax assets	16,581	16,141
Other non-current assets	1,267	3,682
Total assets	$781,024	$815,075
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	25,303	23,759
Accrued compensation	11,019	13,995
Unearned revenue	36,711	30,556
Current portion of operating lease liabilities	2,891	2,973
Income taxes payable	1,771	2,549
Other current liabilities	7,974	15,505
Total current liabilities	85,669	89,337
Income taxes payable	2,953	2,749
Deferred tax liabilities	1,305	1,308
Long-term debt	70,018	123,185
Operating lease liabilities	10,041	11,228
Other non-current liabilities	5,820	6,233
Total liabilities	175,806	234,040
Commitments and Contingencies (See Note 11)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 43,561,862 and 42,996,725 shares issued	436	430
Additional paid-in capital	428,041	420,413
Retained earnings	267,930	247,350
Accumulated other comprehensive loss	(24,909)	(23,744)
Treasury stock, at cost, 6,505,612 and 6,449,364 shares	(66,280)	(63,414)
Total stockholders' equity	605,218	581,035
Total liabilities and stockholders' equity	$781,024	$815,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2025	2024
	(in thousands)
Operating activities:
Net income	$20,580	$940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	5,662	3,783
Amortization	11,134	12,754
Write-off of debt issuance costs	—	9,722
Stock-based compensation	7,504	6,579
Deferred income tax expense	(443)	(1,873)
Litigation accrual	—	6,253
Other	29	(1,819)
Changes in operating assets and liabilities	11,539	(4,612)
Net cash provided by operating activities	56,005	31,727
Investing activities:
Purchase of property, equipment, improvements and certain other intangible assets	(1,135)	(803)
Proceeds from sale of property, equipment, improvements and certain other intangible assets	—	2,228
Net cash (used in) provided by investing activities	(1,135)	1,425
Financing activities:
Proceeds from long-term debt	—	214,062
Payments on long-term debt	(53,300)	(256,025)
Proceeds from stock option plan transactions	2,731	944
Proceeds from employee stock purchase plan transactions	1,116	1,111
Taxes paid for net share settlement of share-based payment options and awards	(6,584)	(2,784)
Net cash used in financing activities	(56,037)	(42,692)
Effect of exchange rate changes on cash and cash equivalents	(47)	1,642
Net decrease in cash and cash equivalents	(1,214)	(7,898)
Cash and cash equivalents, beginning of period	27,510	31,693
Cash and cash equivalents, end of period	$26,296	$23,795

Supplemental disclosures of cash flow information:
Interest paid	$3,556	$8,274
Income taxes paid, net	7,315	3,407
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	(5,131)	(4,046)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(168)	$(25)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2023	42,749	$427	6,500	$(63,410)	$407,330	$221,791	$(24,063)	$542,075
Net income	—	—	—	—	—	3,994	—	3,994
Other comprehensive loss	—	—	—	—	—	—	(600)	(600)
Employee stock purchase plan issuances	—	—	(26)	260	321	—	—	581
Taxes paid for net share settlement of share-based payment awards	—	—	18	(533)	(84)	—	—	(617)
Issuance of stock under stock award plans	105	2	—	—	719	—	—	721
Stock-based compensation expense	—	—	—	—	3,473	—	—	3,473
Balances, March 31, 2024	42,854	$429	6,492	$(63,683)	$411,759	$225,785	$(24,663)	$549,627

Balance on September 30, 2023	42,501	$425	6,436	$(61,506)	$403,735	$224,845	$(27,011)	$540,488
Net income	—	—	—	—	—	940	—	940
Other comprehensive income	—	—	—	—	—	—	2,348	2,348
Employee stock purchase plan issuances	—	—	(50)	491	621	—	—	1,112
Taxes paid for net share settlement of share-based payment awards	—	—	106	(2,668)	(117)	—	—	(2,785)
Issuance of stock under stock award plans	353	4	—	—	941	—	—	945
Stock-based compensation expense	—	—	—	—	6,579	—	—	6,579
Balances, March 31, 2024	42,854	$429	6,492	$(63,683)	$411,759	$225,785	$(24,663)	$549,627

Balances, December 31, 2024	43,416	$434	6,527	$(66,411)	$424,725	$257,433	$(25,506)	$590,675
Net income	—	—	—	—	—	10,497	—	10,497
Other comprehensive income	—	—	—	—	—	—	597	597
Employee stock purchase plan issuances	—	—	(26)	273	326	—	—	599
Taxes paid for net share settlement of share-based payment options and awards	—	—	5	(142)	(1,902)	—	—	(2,044)
Issuance of stock under stock award plans	146	2	—	—	948	—	—	950
Stock-based compensation expense	—	—	—	—	3,944	—	—	3,944
Balances, March 31, 2025	43,562	$436	6,506	$(66,280)	$428,041	$267,930	$(24,909)	$605,218

Balances, September 30, 2024	42,997	$430	6,449	$(63,414)	$420,413	$247,350	$(23,744)	$581,035
Net income	—	—	—	—	—	20,580	—	20,580
Other comprehensive loss	—	—	—	—	—	—	(1,165)	(1,165)
Employee stock purchase plan issuances	—	—	(48)	500	616	—	—	1,116
Taxes paid for net share settlement of share-based payment awards	—	—	105	(3,366)	(3,218)	—	—	(6,584)
Issuance of stock under stock award plans	565	6	—	—	2,726	—	—	2,732
Stock-based compensation expense	—	—	—	—	7,504	—	—	7,504
Balances, March 31, 2025	43,562	$436	6,506	$(66,280)	$428,041	$267,930	$(24,909)	$605,218

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
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), “Disaggregation of Income Statement Expenses,” which improves disclosures about a company’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. This amendment is effective for our fiscal year ending September 30, 2028 and interim periods within our fiscal year ending September 30, 2029. We are currently assessing the impact of this guidance on our disclosures.
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740), “Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures. This amendment is effective for our fiscal year ending September 30, 2028 and interim periods within our fiscal year ending September 30, 2029. We are currently assessing the impact of this guidance on our disclosures.
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

2. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Numerator:
Net income	$10,497	$3,994	$20,580	$940

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	36,956	36,296	36,816	36,212
Effect of dilutive securities:
Stock options and restricted stock units	564	678	737	643
Denominator for diluted net income per common share — adjusted weighted average shares	37,520	36,974	37,553	36,855

Net income per common share, basic	$0.28	$0.11	$0.56	$0.03
Net income per common share, diluted	$0.28	$0.11	$0.55	$0.03
Digi excludes certain stock options and restricted stock unit awards that would have an anti-dilutive effect on our diluted net income per share calculation. For the three months ended March 31, 2025 and 2024, 348,553 and 583,062 shares outstanding were excluded, respectively. For the six months ended March 31, 2025 and 2024, 271,328 and 676,456 shares outstanding were excluded, respectively.
3. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	March 31, 2025	September 30, 2024
Accounts receivable, net:
Accounts receivable	$70,951	$78,672
Less allowance for credit losses	4,783	1,562
Less reserve for future credit returns and pricing adjustments	4,983	7,470
Accounts receivable, net	$61,185	$69,640
Inventories:
Raw materials	$13,712	$18,669
Work in process	293	52
Finished goods	24,596	34,636
Inventories	$38,601	$53,357

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	March 31, 2025			September 30, 2024
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$84,928	$(65,448)	$19,480	$85,041	$(63,654)	$21,387
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	40,714	(23,684)	17,030	40,335	(22,047)	18,288
Customer relationships	309,173	(103,617)	205,556	309,223	(95,989)	213,234
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(1,000)	—
Total	$436,527	$(194,461)	$242,066	$436,311	$(183,402)	$252,909
Amortization expense for intangible assets was $5.2 million and $6.1 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for intangible assets was $11.0 million and $12.3 million for the six months ended March 31, 2025 and 2024, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2025 and the five succeeding fiscal years is (in thousands):

2025 (six months)	$10,381
2026	20,709
2027	20,709
2028	20,447
2029	18,701
2030	18,297
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Six months ended March 31, 2025
	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2024	$175,093	$167,681	$342,774
Foreign currency translation adjustment	(525)	(580)	(1,105)
Balance on March 31, 2025	$174,568	$167,101	$341,669
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
Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.75% to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio. All borrowings in the period were made at Term SOFR for a one-month interest election period plus an applicable margin of 2.25% through February 13, 2025 and at Term SOFR for a one-month interest election period plus an applicable margin of 1.75% following that date. Our weighted average interest rate for our Credit Facility was 6.10% as of March 31, 2025.
In addition to paying interest on the outstanding principal, Digi is required to pay a commitment fee on the unutilized commitments under the Credit Facility. The commitment fee is between 0.20% and 0.35% depending on Digi’s total net leverage ratio. Our weighted average Revolving Loan commitment fee was 0.20% as of March 31, 2025. The Credit Facility is secured by substantially all of the property of Digi and its domestic subsidiaries.
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
The Revolving Loan is due in a lump sum payment at maturity December 7, 2028, if any amounts are drawn. The fair value of the Revolving Loan approximated carrying value at March 31, 2025.
The following table is a summary of our long-term indebtedness at March 31, 2025 and September 30, 2024 (in thousands):

	Balance on March 31, 2025	Balance on September 30, 2024
Revolving Loan	$71,000	$124,300
Less unamortized issuance costs	(982)	(1,115)
Total long-term debt, net of unamortized issuance costs	$70,018	$123,185

5. INDEBTEDNESS (CONTINUED)
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
Summary operating results for each of our segments were (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Revenue
IoT Products & Services	$77,783	$83,390	$155,606	$165,413
IoT Solutions	26,720	24,312	52,763	48,378
Total revenue	$104,503	$107,702	$208,369	$213,791
Gross Profit
IoT Products & Services	$45,852	$45,061	$91,455	$88,920
IoT Solutions	19,081	17,257	37,876	34,498
Total gross profit	$64,933	$62,318	$129,331	$123,418
Total depreciation and amortization expense was (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2024	2023
IoT Products & Services	$2,919	$3,107	$6,346	$6,205
IoT Solutions	5,243	4,958	10,316	9,911
Total depreciation and amortization	$8,162	$8,065	$16,662	$16,116
Total expended for property, plant and equipment was (in thousands):

	Six months ended March 31,
	2025	2024
IoT Products & Services	$597	$336
IoT Solutions*	378	333
Total expended for property, plant and equipment	$975	$669
* Excluded from these amounts are $5,131 and $4,046 of transfers of inventory to property plant and equipment for subscriber assets for the six months ended March 31, 2025 and 2023, respectively.

6. SEGMENT INFORMATION (CONTINUED)
Total assets for each of our segments were (in thousands):

	March 31, 2025	September 30, 2024
IoT Products & Services	$357,153	$376,998
IoT Solutions	397,575	410,567
Unallocated*	26,296	27,510
Total assets	$781,024	$815,075
*Unallocated consists of cash and cash equivalents.
7. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
North America, primarily the United States	$83,542	$72,398	$162,554	$152,093
Europe, Middle East & Africa	14,989	19,485	32,999	33,875
Rest of world	5,972	15,819	12,816	27,823
Total revenue	$104,503	$107,702	$208,369	$213,791
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Transferred at a point in time	$73,802	$80,574	$148,405	$159,968
Transferred over time	30,701	27,128	59,964	53,823
Total revenue	$104,503	$107,702	$208,369	$213,791
Contract Balances
Contract Related Assets
Our contract related assets consist of subscriber assets. Subscriber assets are equipment that we provide to customers pursuant to subscription-based contracts.  In these cases, we retain the ownership of the equipment a customer uses and charge the customer subscription fees to receive our end-to-end solutions. The total net book value of subscriber assets of $24.7 million and $23.6 million as of March 31, 2025 and September 30, 2024, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $2.1 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation expense for these subscriber assets, which is included in cost of sales, was $4.0 million and $2.2 million for the six months ended March 31, 2025 and 2024, respectively.
Contract Assets
Contract assets at Digi consist of products and services that have been fulfilled, but for which revenue has not yet been recognized. Our contract asset balances were immaterial as of March 31, 2025 and September 30, 2024.
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

7. REVENUE (CONTINUED)
Our contract liabilities were $42.5 million and $38.0 million at March 31, 2025 and 2024, respectively.
There were contract liability balances of $41.6 million and $35.0 million as of December 31, 2024 and 2023, respectively. Of these balances, Digi recognized $10.2 million and $8.3 million as revenue in the three months ended March 31, 2025 and 2024, respectively. There were contract liability balances of $36.8 million and $27.9 million as of September 30, 2024 and 2023, respectively. Digi recognized $16.4 million and $13.3 million as revenue in the six months ended March 31, 2025 and 2024, respectively.
Remaining Performance Obligation
As of March 31, 2025, we had approximately $160.8 million of remaining performance obligations on contracts with an original duration of one year or more. We expect to recognize revenue on approximately $76.2 million of remaining performance obligations over the next 12 months. We expect to recognize revenue from the remaining performance obligations over a range of two to five years.
8. INCOME TAXES
Our income tax expense was $2.9 million for the six months ended March 31, 2025. Included in this was a net tax benefit of $0.5 million discretely related to the six months ended March 31, 2025. This benefit was the result of recognized stock compensation tax benefits in excess of book stock compensation tax benefits.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2024	$3,602
Decreases related to:
Expiration of statute of limitations	(57)
Unrecognized tax benefits as of March 31, 2025	$3,545
The total amount of unrecognized tax benefits at March 31, 2025 that, if recognized, would affect our effective tax rate was $3.4 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.4 million over the next 12 months.
9. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within other current liabilities:

	Three months ended March 31,
	2025	2024
Balance at beginning of period	$1,104	$781
Warranties accrued	180	76
Net settlements	(180)	(83)
Balance at end of period	$1,104	$774

	Six months ended March 31,
	2025	2024
Balance at beginning of period	$933	$772
Warranties accrued	387	170
Settlement made	(216)	(168)
Balance at end of period	$1,104	$774

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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	March 31, 2025	September 30, 2024
Assets
Operating leases	Operating lease right-of-use assets	$9,230	$10,207
Total lease assets		$9,230	$10,207

Liabilities
Operating leases	Current portion of operating lease liabilities	$2,891	$2,973
Operating leases	Operating lease liabilities	10,041	11,228
Total lease liabilities		$12,932	$14,201
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Operating lease cost	$844	$930	$1,716	$1,821
Variable lease cost	332	316	617	633
Short-term lease cost	29	28	58	55
Total lease cost	$1,205	$1,274	$2,391	$2,509
At March 31, 2025, the weighted average remaining lease term of our operating leases was 5.6 years and the weighted average discount rate for these leases was 4.7%.

10. LEASES (CONTINUED)
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2025 (in thousands):

Fiscal year	Amount
2025 (six months)	$1,813
2026	3,353
2027	2,099
2028	1,898
2029	1,840
2030	1,880
Thereafter	1,984
Total future undiscounted lease payments	14,867
Less imputed interest	(1,935)
Total reported lease liability	$12,932
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
12. STOCK-BASED COMPENSATION
Stock-based awards granted in the first six months of fiscal 2025 and 2024 were granted under the Digi International Inc. 2021 Omnibus Incentive Plan (as amended and restated, the "2021 Plan"). Shares subject to awards under the 2021 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2021 Plan. The authority to grant options under the 2021 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
As of March 31, 2025, there were approximately 3,361,849 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $2.7 million and $0.9 million for the six months ended March 31, 2025 and 2024, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax withholding obligations are otherwise fulfilled by the employee paying cash to us for the withholding. During the six months ended March 31, 2025 and 2024, our employees forfeited 104,068 shares and 106,227 shares, respectively, in order to satisfy withholding tax obligations of $3.4 million and $2.7 million, respectively.

12. STOCK-BASED COMPENSATION (CONTINUED)
We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares that may be purchased under the ESPP to 3,425,000. ESPP contributions by employees were $1.1 million for the six months ended March 31, 2025 and 2024. Pursuant to the ESPP, 47,820 and 50,171 common shares were issued to employees during the six months ended March 31, 2025 and 2024, respectively. Shares are issued under the ESPP from treasury stock. As of March 31, 2025, 320,677 common shares were available for future issuances under the ESPP.
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Cost of sales	$202	$175	$389	$356
Sales and marketing	1,358	1,208	2,619	2,376
Research and development	611	501	1,157	931
General and administrative	1,773	1,589	3,339	2,916
Stock-based compensation before income taxes	3,944	3,473	7,504	6,579
Income tax benefit	(840)	(751)	(1,601)	(1,414)
Stock-based compensation after income taxes	$3,104	$2,722	$5,903	$5,165
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance on September 30, 2024	1,382	$19.01
Granted	63	31.56
Exercised	(515)	24.54
Forfeited / Canceled	(12)	28.47
Balance on March 31, 2025	918	$21.58	3.3	$6,594

Exercisable on March 31, 2025	684	$19.73	2.7	$6,001
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $27.83 as of March 31, 2025, which would have been received by the option holders had all option holders exercised their options as of that date.

12. STOCK-BASED COMPENSATION (CONTINUED)
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the six months ended March 31, 2025 and 2024 was $17.4 million and $1.8 million, respectively.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Six months ended March 31,
	2025	2024
Weighted average per option grant date fair value	$16.23	$12.44
Assumptions used for option grants:
Risk free interest rate	4.31% - 4.38%	4.45% - 4.68%
Expected term	6.00 years	6.00 years
Expected volatility	48%	46%
Weighted average volatility	48%	46%
Expected dividend yield	—	—
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
As of March 31, 2025, the total unrecognized compensation cost related to non-vested stock options was $2.7 million and the related weighted average period over which it is expected to be recognized is approximately 1.9 years.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units and performance stock units as of March 31, 2025 and changes during the six months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested on September 30, 2024	846	$30.15	220	$30.55
Granted	428	32.16	162	32.64
Vested	(249)	27.33	(54)	30.57
Canceled	(34)	30.63	(4)	19.78
Nonvested on March 31, 2025	991	$31.71	324	$31.71
As of March 31, 2025, the total unrecognized compensation cost related to non-vested restricted stock units and performance stock units was $25.4 million and $1.4 million, respectively. The related weighted average period over which these costs are expected to be recognized was approximately 2.2 years and 0.5 years, respectively.

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
Forward-Looking Statements
This report contains forward-looking statements, which are statements based on management’s current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "assume," "believe," "continue," "estimate," "expect," "intend," "may," "plan," "potential," "project," "should," or "will" or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, inventory levels, perceived marketplace opportunities, debt repayments, attributions of potential acquisitions and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to ongoing and varying inflationary and deflationary pressures around the world and the monetary and trade policies of governments globally as well as present and ongoing concerns about a potential recession, the potential for longer than expected sales cycles, the ability of companies like us to operate a global business in such conditions as well as negative effects on product demand and the financial solvency of customers and suppliers in such conditions, risks related to ongoing supply chain challenges that continue to impact businesses globally, regulatory risks that include, but are not limited to, the potential expansion of tariffs, risks related to cybersecurity, risks arising from the present military conflicts in Ukraine and the Middle East, the highly competitive market in which we operate, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions, our ability to defend or settle satisfactorily any litigation, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, those set forth in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2024, subsequent filings, as well as this Quarterly Report on Form 10-Q and other filings, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the second quarter of fiscal 2025 that we feel are most important in these evaluations, with comparisons to the second quarter of fiscal 2024:
•Consolidated revenue was $105 million, a decrease of 3%.
•Consolidated gross profit was $65 million, an increase of 4%.
•Gross profit margin was 62.1%, an increase of 420 basis points.
•Net income was $10 million, compared to $4 million.
•Net income per diluted share was $0.28, compared to a net loss per diluted share of $0.11.
•Adjusted net income and adjusted net income per share was $19 million, or $0.51 per diluted share, respectively, compared to $18 million, or $0.49 per diluted share, respectively.
•Adjusted EBITDA was $26 million, or 24.9% of revenue, compared to $24 million or 22.1% of revenue.
•Annualized Recurring Revenue (ARR) was $123 million at quarter end, an increase of 12%.
In recent periods, we have experienced longer than expected sales cycles with respect to many contracts and projects of potential significance. We believe this is related to macroeconomic conditions and are uncertain as to when and to what degree sales cycles will return to more normal conditions, but expect this may adversely impact our results for at least the remainder of fiscal 2025.
In addition, like many companies we are monitoring the impact recently announced tariffs by governments around the world may have on our business. Given the fluidity of these announcements and their ability to be changed, the exact impact of tariffs on our future results is not certain.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2025		2024		(decr.)	2025		2024		(decr.)
Revenue	$104,503	100.0%	$107,702	100.0%	(3.0)%	$208,369	100.0%	$213,791	100.0%	(2.5)%
Cost of sales	39,570	37.9	45,384	42.1	(12.8)	79,038	37.9	90,373	42.3	(12.5)
Gross profit	64,933	62.1	62,318	57.9	4.2	129,331	62.1	123,418	57.7	4.8
Operating expenses	51,206	49.0	54,167	50.3	(5.5)	102,245	49.1	103,134	48.2	(0.9)
Operating income	13,727	13.1	8,151	7.6	68.4	27,086	13.0	20,284	9.5	33.5
Other expense, net	(1,379)	(1.3)	(3,729)	(3.5)	(63.0)	(3,642)	(1.7)	(19,138)	(9.0)	(81.0)
Income before income taxes	12,348	11.8	4,422	4.1	179.2	23,444	11.3	1,146	0.5	NM
Income tax expense	1,851	1.8	428	0.4	332.5	2,864	1.4	206	0.1	NM
Net income	$10,497	10.0%	$3,994	3.7%	162.8	$20,580	9.9%	$940	0.4%	NM
NM means not meaningful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
REVENUE BY SEGMENT

	Three months ended March 31,				% incr.	Six months ended March 31,				% incr.
($ in thousands)	2025		2024		(decr.)	2025		2024		(decr.)
Revenue
IoT Products & Services	$77,783	74.4%	$83,390	77.4%	(6.7)%	$155,606	74.7%	$165,413	77.4%	(5.9)%
IoT Solutions	26,720	25.6	24,312	22.6	9.9	52,763	25.3	48,378	22.6	9.1
Total revenue	$104,503	100.0%	$107,702	100.0%	(3.0)%	$208,369	100.0%	$213,791	100.0%	(2.5)%
IoT Products & Services
IoT Products & Services revenue decreased $5.6 million for the three months ended March 31, 2025, as compared to the same period in the prior fiscal year. The decrease consisted of a $6.8 million decline in one-time sales, with no material impact from pricing. This was driven by lower demand for some products, as some customers are bleeding down inventory stockpiled from when supply chains were stressed, partially offset by increased demand for some products from new project-based customer initiatives. This decrease was partially offset by $1.2 million of recurring revenue growth.

IoT Products & Services revenue decreased $9.8 million for the six months ended March 31, 2025, as compared to the same period in the prior fiscal year. The decrease consisted of a $11.5 million decline in one-time sales, with no material impact from pricing. This was driven by lower demand for some products, as some customers are bleeding down inventory stockpiled from when supply chains were stressed, partially offset by increased demand for some products from new project-based customer initiatives. This decrease was partially offset by $1.7 million of recurring revenue growth.
IoT Solutions
IoT Solutions revenue increased $2.4 million for the three months ended March 31, 2025, as compared to the same period in the prior fiscal year. The increase consisted of a $2.4 million increase in recurring revenue, driven by growth in both SmartSense and Ventus.

IoT Solutions revenue increased $4.4 million for the six months ended March 31, 2025, as compared to the same period in the prior fiscal year. The increase consisted of a $4.5 million increase in recurring revenue, driven by growth in both SmartSense and Ventus, partially offset by a $0.1 million decrease in one-time sales.
ARR
ARR was $123 million as of March 31, 2025, compared to $110 million as of March 31, 2024. IoT Products & Services ARR was $28 million as of March 31, 2025, compared to $23 million as of March 31, 2024. This increase was due to growth in the subscription base across remote management platforms and extended warranty offerings. IoT Solutions ARR was $95 million as of March 31, 2025, compared to $87 million as of March 31, 2024, driven by growth in both SmartSense and Ventus.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT
Below are our segments' cost of goods sold and gross profit as a percentage of their respective total revenue:

	Three months ended March 31,				Basis point
($ in thousands)	2025		2024		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$31,931	41.1%	$38,329	46.0%	(490)
IoT Solutions	7,639	28.6	7,055	29.0	(40)
Total cost of goods sold	$39,570	37.9%	$45,384	42.1%	(420)
Gross Profit
IoT Products & Services Operating Segments Gross Profit	$45,852	58.9%	$45,061	54.0%	490
IoT Solutions Operating Segments Gross Profit	19,081	71.4	17,257	71.0	40
Total gross profit	$64,933	62.1%	$62,318	57.9%	420

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Six months ended March 31,				Basis point
($ in thousands)	2025		2024		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$64,151	41.2%	$76,493	46.2%	(500)
IoT Solutions	14,887	28.2	13,880	28.7	(50)
Total cost of goods sold	$79,038	37.9%	$90,373	42.3%	(440)
Gross Profit
IoT Products & Services Operating Segments Gross Profit	$91,455	58.8%	$88,920	53.8%	500
IoT Solutions Operating Segments Gross Profit	37,876	71.8	34,498	71.3	50
Total gross profit	$129,331	62.1%	$123,418	57.7%	440
IoT Product & Services
IoT Products & Services gross profit margin increased 490 basis points for the three months ended March 31, 2025 as compared to the same period in the prior fiscal year. This increase was driven by a favorable margin mix among product sales partially offset by an increase in inventory related adjustments.

IoT Products & Services gross profit margin increased 500 basis points for the six months ended March 31, 2025 as compared to the same period in the prior fiscal year. This increase was driven by a favorable margin mix among product sales partially offset by an increase in inventory related adjustments.
IoT Solutions
The IoT Solutions gross profit margin increased 40 basis points for the three months ended March 31, 2025 as compared to the same period in the prior fiscal year. This increase was the result of growth in higher margin ARR subscription revenues.

The IoT Solutions gross profit margin increased 50 basis points for the six months ended March 31, 2025 as compared to the same period in the prior fiscal year. This increase was the result of growth in higher margin ARR subscription revenues.
OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended March 31,				$	%	Six months ended March 31,				$	%
($ in thousands)	2025		2024		incr. (decr.)	incr. (decr.)	2025		2024		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$22,041	21.1%	$20,540	19.0%	$1,501	7.3%	$43,798	21.0%	$40,187	18.7%	$3,611	9.0%
Research and development	15,325	14.7	15,044	14.0	281	1.9	30,352	14.6	29,677	13.9	675	2.3
General and administrative	13,840	13.2	18,583	17.3	(4,743)	(25.5)	28,095	13.5	33,270	15.6	(5,175)	(15.6)
Total operating expenses	$51,206	49.0%	$54,167	50.3%	$(2,961)	(5.5)%	$102,245	49.1%	$103,134	48.2%	$(889)	(0.9)%

The $3.0 million decrease in operating expenses for the three months ended March 31, 2025, as compared to the same period in the prior fiscal year was due to a $6.3 million litigation reserve increase in the second fiscal quarter of fiscal 2024 that did not reoccur, partially offset by a $2.1 million gain on the sale of an intangible asset in the second fiscal quarter of fiscal 2024 that did not reoccur and a $1.2 million increase in non-labor expenses. The $0.9 million decrease in operating expenses for the six months ended March 31, 2025, as compared to the same period in the prior fiscal year was due to a $6.3 million litigation reserve increase in the second fiscal quarter of fiscal 2024 that did not reoccur, partially offset by a $2.1 million gain on the sale of an intangible asset in the second fiscal quarter of fiscal 2024 that did not reoccur and a $2.9 million increase in labor expenses and a $0.4 million increase in non-labor expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER EXPENSE, NET
Below are our other expenses, net, and other expenses, net as a percentage of total revenue:

	Three months ended March 31,				$	%	Six months ended March 31,				$	%
($ in thousands)	2025		2024		incr. (decr.)	incr. (decr.)	2025		2024		incr. (decr.)	incr. (decr.)
Other expense, net
Interest expense, net	$(1,336)	(1.3)%	$(3,697)	(3.5)%	$2,361	(63.9)%	(3,630)	(1.7)%	(9,358)	(4.5)%	5,728	(61.2)%
Debt issuance cost write-off	—	—	—	—	—	NM	—	—	(9,722)	(4.5)	9,722	(100.0)
Other expense, net	(43)	—	(32)	—	(11)	34.4%	(12)	—	(58)	—	46	(79.3)%
Total other expense, net	$(1,379)	(1.3)%	$(3,729)	(3.5)%	$2,350	(63.0)%	$(3,642)	(1.7)%	$(19,138)	(9.0)%	$15,496	(81.0)%
NM means not meaningful
Other expense, net, decreased $2.4 million for the three months ended March 31, 2025, as compared to the same period in the prior fiscal year. Other expense, net, decreased $15.5 million for the six months ended March 31, 2025, as compared to the same period in the prior fiscal year. These decreases were driven by a write-off of debt issuance costs in 2024 and a reduction in interest expense due to a decrease in average debt outstanding and our effective interest rate (see Note 5 to the condensed consolidated financial statements for additional information).
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
Below are reconciliations from GAAP to non-GAAP information that we feel are important to our business:
Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended March 31,				Six months ended March 31,
	2025		2024		2025		2024
		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$104,503	100.0%	$107,702	100.0%	$208,369	100.0%	$213,791	100.0%

Net income	$10,497		$3,994		$20,580		$940
Interest expense, net	1,336		3,697		3,630		9,358
Debt issuance cost write-off	—		—		—		9,722
Income tax provision	1,851		428		2,864		206
Depreciation and amortization	8,162		8,066		16,662		16,117
Stock-based compensation	3,944		3,473		7,504		6,579
Litigation accrual	—		6,253		—		6,253
Gain on asset sale	—		(2,129)		—		(2,129)
Restructuring charge	225		43		384		146
Acquisition expense, net	—		—		—		(61)
Adjusted EBITDA	$26,015	24.9%	$23,825	22.1%	$51,624	24.8%	$47,131	22.0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended March 31,				Six months ended March 31,
	2025		2024		2025		2024
Net income and net income per diluted share	$10,497	$0.28	$3,994	$0.11	$20,580	$0.55	$940	$0.03
Amortization	5,235	0.14	6,097	0.16	11,000	0.29	12,335	0.33
Stock-based compensation	3,944	0.11	3,473	0.09	7,504	0.20	6,579	0.18
Other non-operating expense	43	—	32	—	12	—	58	—
Acquisition expense, net	—	—	—	—	—	—	(61)	—
Litigation accrual	—	—	6,253	0.17	—	—	6,253	0.17
Gain on asset sale	—	—	(2,129)	(0.06)	—	—	(2,129)	(0.06)
Restructuring charge	225	0.01	43	—	384	0.01	146	—
Interest expense, net	1,336	0.04	3,697	0.10	3,630	0.10	9,358	0.25
Debt issuance cost write-off	—	—	—	—	—	—	9,722	0.26
Tax effect from the above adjustments (1)	(2,164)	(0.07)	(3,593)	(0.10)	(4,900)	(0.14)	(7,506)	(0.20)
Discrete tax benefits (2)	(149)	—	81	—	(511)	(0.01)	(101)	—
Adjusted net income and adjusted net income per diluted share (3)	$18,967	$0.51	$17,948	$0.49	$37,699	$1.00	$35,594	$0.97
Diluted weighted average common shares		37,520		36,974		37,553		36,855
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2025 and fiscal 2024 based on adjusted net income.
(2)For the three and six months ended March 31, 2025 and 2024, discrete tax benefits are a result of changes in excess tax benefits recognized on stock compensation.
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
Our condensed consolidated statements of cash flows for the six months ended March 31, 2025 and 2024 are summarized as follows:

	Six months ended March 31,
($ in thousands)	2025	2024
Operating activities	$56,005	$31,727
Investing activities	(1,135)	1,425
Financing activities	(56,037)	(42,692)
Effect of exchange rate changes on cash and cash equivalents	(47)	1,642
Net decrease in cash and cash equivalents	$(1,214)	$(7,898)
Cash flows from operating activities increased $24.3 million as a result of:
•a $19.6 million increase in net income in the first half of fiscal 2025,
•a $11.5 million decrease in net operating assets for the first six months of fiscal 2025 compared to a $4.6 million increase in the first six months of fiscal 2024,
•a one-time $2.2 million gain on the sale of assets in the second quarter of fiscal 2024,
•and a $0.4 million increase in deferred income tax benefit for the first six months of fiscal 2025 compared to a $1.9 million increase in the first six months of fiscal 2024.
These were partially offset by:
•a $9.7 million debt issuance cost write-off included in net income in the first quarter of fiscal 2024,
•and a $6.3 million accrual for litigation expense in the second quarter of fiscal 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Cash flows used in investing activities decreased $2.6 million as a result of:
•a $2.2 million decrease in proceeds from the sale of intangible assets,
•and a $0.3 million increase in purchases of property, equipment, improvements and certain other intangible assets.
Cash flows used in financing activities increased $13.3 million as a result of:
•net proceeds of $214.1 million from the issuance of a new credit facility in the first quarter of fiscal 2024 that did not repeat in 2025,
•and a $3.8 million increase in taxes paid to satisfy tax withholding obligations of holders of options to purchase common shares and restricted stock unit awards in connections with net share settlements.
These were partially offset by:
•debt payments of $53.3 million in the first half of fiscal 2025, compared to debt payments of $256.0 million in the first half of fiscal 2024
•and a $1.7 million increase in proceeds from stock option exercises and employee stock purchase plan transactions.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at March 31, 2025:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$14,867	$3,489	$4,724	$3,729	$2,925
Revolving loan	71,000	—	—	71,000	—
Total	$85,867	$3,489	$4,724	$74,729	$2,925
The operating leases included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $0.1 million as of March 31, 2025. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The table above also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of March 31, 2025, we had $71.0 million outstanding under our Revolving Loan. Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of (1) BMO’s prime rate, (2) the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or (3) one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.75 to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio.

The initial borrowings were made at Term SOFR for a one-month interest period plus an applicable margin of 2.50%. Our weighted average interest rate for our Credit Facility as of March 31, 2025 was 6.10%.
Digi bases the interest period election described above on an assessment of the interest rate environment conducted on a monthly basis. Based on the balance sheet position for the Revolving Loan at March 31, 2025, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.2 million. For additional information, see Note 5 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.
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
A 10% change in the average exchange rate for the Euro, British Pound, Australian Dollar and Canadian Dollar to the U.S. Dollar during the first six months of fiscal 2025 would have resulted in a 0.9% increase or decrease in stockholders' equity due to foreign currency translation.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the six months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our industry is characterized by rapidly changing technologies, evolving industry standards, frequent new product introductions, short product life cycles in certain instances and rapidly changing customer requirements. One example of new technology that could impact the markets in which we sell products and customer requirements could be the introduction of artificial intelligence features into products or solutions offerings. The introduction of products and enhancements embodying new technologies, whether via competitors’ products or just changes in markets where we sell products because of other changes in technology more generally, can disrupt one or more markets in which we compete. In addition, the emergence of new or changed industry standards or regulations impacting our industry can also cause demand for our products to fluctuate or render our products obsolete or unmarketable.

Our future success will depend on our ability to enhance our existing products, to introduce new products to meet changing customer requirements and emerging technologies as well as potential regulatory changes, and to demonstrate the performance advantages and cost-effectiveness of our products over competing products. This could be impacted not only by the features we offer in our products, but also by our ability to operate efficiently relative to those with whom we compete. For instance, if competitors with more resources than us are able to deploy efficiency enhancements into their operations more quickly than us (whether via significant investments in artificial intelligence or otherwise) they may be better positioned than us to more quickly enhance existing products or introduce new products that meet customer requirements or market demands. Failure by us to modify our products to support new alternative technologies or failure to achieve widespread customer acceptance of such modified products could cause us to lose market share and cause our revenue to decline. Further, if our competitors offer better service capabilities associated with the implementation and use of their products, our business could be impacted negatively.

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

Potential new or incremental international tariffs could materially and adversely affect our business and results of operations.

Due to the global reach of our operations, changes in international trade policy could result in an adverse effect on our results of operations, financial condition and cash flows. Additional or new tariffs imposed by various governments globally have the potential to disrupt existing supply chains and impose additional costs on our business. Existing and future retaliatory trade actions imposed by other governments, as well as possible price increases we may elect to charge, could make our products more expensive for customers, and, in turn, could make our products less competitive. Any existing or new, substantial tariff increases on imports within our supply chain or involving countries in which our contract manufacturers are located, should they be implemented and sustained for an extended period of time, could have a significant adverse effect on our business and our supply chain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the second quarter of fiscal 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2025 - January 31, 2025	35	$32.15	—	$—
February 1, 2025 - February 28, 2025	4,022	34.94	—	—
March 1, 2025 - March 31, 2025	—	—	—	—
	4,057	$34.91	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Actor any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.		Description	Method of Filing
3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (2)	Incorporated by Reference

10	(a)	Digi International Inc. 2021 Omnibus Incentive Plan (as amended and restated on February 3, 2025) (3)	Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Furnished Electronically

101
The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2025, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; (vi) the Notes to the Condensed Consolidated Financial Statements; and (vii) the information set forth in Part II, Item 5.
Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2025 is formatted in iXBRL (included in Exhibit 101).
____________
(1)Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.
(2)Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2020.
(3)Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed on February 5, 2025.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	May 7, 2025	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)