Form 10-Q
period 2025-06-30
DIGI INTERNATIONAL INC
filed 2025-08-06
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 25, 2025, there were 37,122,182 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)
Revenue:
Product	$74,136	$74,618	$218,908	$230,300
Service	33,378	30,585	96,975	88,694
Total revenue	107,514	105,203	315,883	318,994
Cost of sales:
Cost of product	31,537	35,846	95,268	111,506
Cost of service	6,756	6,147	20,157	18,954
Amortization	953	952	2,859	2,858
Total cost of sales	39,246	42,945	118,284	133,318
Gross profit	68,268	62,258	197,599	185,676
Operating expenses:
Sales and marketing	23,019	21,501	66,817	61,688
Research and development	16,227	15,132	46,579	44,809
General and administrative	14,099	12,717	42,194	45,987
Total operating expenses	53,345	49,350	155,590	152,484
Operating income	14,923	12,908	42,009	33,192
Other expense, net:
Interest expense, net	(932)	(3,234)	(4,562)	(12,592)
Debt issuance cost write-off	—	—	—	(9,722)
Other expense, net	(31)	(14)	(43)	(72)
Total other expense, net	(963)	(3,248)	(4,605)	(22,386)
Income before income taxes	13,960	9,660	37,404	10,806
Income tax provision (benefit)	3,717	(42)	6,581	164
Net income	$10,243	$9,702	$30,823	$10,642

Net income per common share:
Basic	$0.28	$0.27	$0.84	$0.29
Diluted	$0.27	$0.26	$0.82	$0.29
Weighted average common shares:
Basic	37,073	36,375	36,902	36,266
Diluted	37,653	37,026	37,623	36,921

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$10,243	$9,702	$30,823	$10,642
Other comprehensive income (loss):
Foreign currency translation adjustment	1,427	(65)	262	2,283
Other comprehensive income (loss)	1,427	(65)	262	2,283
Comprehensive income	$11,670	$9,637	$31,085	$12,925

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2025	September 30, 2024
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$20,104	$27,510
Accounts receivable, net	66,141	69,640
Inventories	35,439	53,357
Income taxes receivable	1,663	173
Prepaid expenses and other current assets	3,745	3,767
Total current assets	127,092	154,447
Property, equipment and improvements, net	35,018	34,915
Intangible assets, net	236,979	252,909
Goodwill	343,038	342,774
Operating lease right-of-use assets	8,669	10,207
Deferred tax assets	18,660	16,141
Other non-current assets	885	3,682
Total assets	$770,341	$815,075
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	29,391	23,759
Accrued compensation	13,679	13,995
Unearned revenue	33,569	30,556
Current portion of operating lease liabilities	2,928	2,973
Income taxes payable	—	2,549
Other current liabilities	9,142	15,505
Total current liabilities	88,709	89,337
Income taxes payable	2,929	2,749
Deferred tax liabilities	1,310	1,308
Long-term debt	40,085	123,185
Operating lease liabilities	9,323	11,228
Other non-current liabilities	6,478	6,233
Total liabilities	148,834	234,040
Commitments and Contingencies (See Note 11)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 43,600,897 and 42,996,725 shares issued	436	430
Additional paid-in capital	432,582	420,413
Retained earnings	278,173	247,350
Accumulated other comprehensive loss	(23,482)	(23,744)
Treasury stock, at cost, 6,487,904 and 6,449,364 shares	(66,202)	(63,414)
Total stockholders' equity	621,507	581,035
Total liabilities and stockholders' equity	$770,341	$815,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2025	2024
	(in thousands)
Operating activities:
Net income	$30,823	$10,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	8,723	5,977
Amortization	16,441	18,925
Write-off of debt issuance costs	—	9,722
Stock-based compensation	11,378	10,093
Deferred income tax expense	(2,518)	(2,970)
Litigation accrual	—	6,253
Other	44	(1,817)
Changes in operating assets and liabilities	15,067	(168)
Net cash provided by operating activities	79,958	56,657
Investing activities:
Purchase of property, equipment, improvements and certain other intangible assets	(2,148)	(1,282)
Proceeds from sale of property, equipment, improvements and certain other intangible assets	—	2,229
Net cash (used in) provided by investing activities	(2,148)	947
Financing activities:
Proceeds from long-term debt	—	214,062
Payments on long-term debt	(83,300)	(276,225)
Proceeds from stock option plan transactions	3,097	952
Proceeds from employee stock purchase plan transactions	1,665	2,061
Taxes paid for net share settlement of share-based payment options and awards	(6,753)	(3,466)
Net cash used in financing activities	(85,291)	(62,616)
Effect of exchange rate changes on cash and cash equivalents	75	1,656
Net decrease in cash and cash equivalents	(7,406)	(3,356)
Cash and cash equivalents, beginning of period	27,510	31,693
Cash and cash equivalents, end of period	$20,104	$28,337

Supplemental disclosures of cash flow information:
Interest paid	$4,764	$11,780
Income taxes paid, net	12,919	4,559
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	(6,859)	(8,354)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(179)	$(128)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Equity
Balances, March 31, 2024	42,854	$429	6,492	$(63,683)	$411,759	$225,785	$(24,663)	$549,627
Net income	—	—	—	—	—	9,702	—	9,702
Other comprehensive loss	—	—	—	—	—	—	(65)	(65)
Employee stock purchase plan issuances	—	—	(25)	242	327	—	—	569
Taxes paid for net share settlement of share-based payment awards	—	—	7	(176)	(505)	—	—	(681)
Issuance of stock under stock award plans	28	—	—	—	388	—	—	388
Stock-based compensation expense	—	—	—	—	3,514	—	—	3,514
Balances, June 30, 2024	42,882	$429	6,474	$(63,617)	$415,483	$235,487	$(24,728)	$563,054

Balance on September 30, 2023	42,501	$425	6,436	$(61,506)	$403,735	$224,845	$(27,011)	$540,488
Net income	—	—	—	—	—	10,642	—	10,642
Other comprehensive income	—	—	—	—	—	—	2,283	2,283
Employee stock purchase plan issuances	—	—	(75)	733	948	—	—	1,681
Taxes paid for net share settlement of share-based payment awards	—	—	113	(2,844)	(622)	—	—	(3,466)
Issuance of stock under stock award plans	381	4	—	—	1,329	—	—	1,333
Stock-based compensation expense	—	—	—	—	10,093	—	—	10,093
Balances, June 30, 2024	42,882	$429	6,474	$(63,617)	$415,483	$235,487	$(24,728)	$563,054

Balances, March 31, 2025	43,562	$436	6,506	$(66,280)	$428,041	$267,930	$(24,909)	$605,218
Net income	—	—	—	—	—	10,243	—	10,243
Other comprehensive income	—	—	—	—	—	—	1,427	1,427
Employee stock purchase plan issuances	—	—	(23)	248	301	—	—	549
Taxes paid for net share settlement of share-based payment options and awards	—	—	5	(170)	—	—	—	(170)
Issuance of stock under stock award plans	39	—	—	—	366	—	—	366
Stock-based compensation expense	—	—	—	—	3,874	—	—	3,874
Balances, June 30, 2025	43,601	$436	6,488	$(66,202)	$432,582	$278,173	$(23,482)	$621,507

Balances, September 30, 2024	42,997	$430	6,449	$(63,414)	$420,413	$247,350	$(23,744)	$581,035
Net income	—	—	—	—	—	30,823	—	30,823
Other comprehensive income	—	—	—	—	—	—	262	262
Employee stock purchase plan issuances	—	—	(71)	748	917	—	—	1,665
Taxes paid for net share settlement of share-based payment awards	—	—	110	(3,536)	(3,218)	—	—	(6,754)
Issuance of stock under stock award plans	604	6	—	—	3,092	—	—	3,098
Stock-based compensation expense	—	—	—	—	11,378	—	—	11,378
Balances, June 30, 2025	43,601	$436	6,488	$(66,202)	$432,582	$278,173	$(23,482)	$621,507

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
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), “Disaggregation of Income Statement Expenses,” which improves disclosures about a company’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. This amendment is effective for our fiscal year ending September 30, 2028 and interim periods within our fiscal year ending September 30, 2029. We are currently assessing the impact of this guidance on our disclosures.
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

2. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$10,243	$9,702	$30,823	$10,642

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	37,073	36,375	36,902	36,266
Effect of dilutive securities:
Stock options and restricted stock units	580	651	721	655
Denominator for diluted net income per common share — adjusted weighted average shares	37,653	37,026	37,623	36,921

Net income per common share, basic	$0.28	$0.27	$0.84	$0.29
Net income per common share, diluted	$0.27	$0.26	$0.82	$0.29
Digi excludes certain stock options and restricted stock unit awards that would have an anti-dilutive effect on our diluted net income per share calculation. For the three months ended June 30, 2025 and 2024, 337,179 and 646,564 shares outstanding were excluded, respectively. For the nine months ended June 30, 2025 and 2024, 206,008 and 710,370 shares outstanding were excluded, respectively.
3. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	June 30, 2025	September 30, 2024
Accounts receivable, net:
Accounts receivable	$78,244	$78,672
Less allowance for credit losses	6,037	1,562
Less reserve for future credit returns and pricing adjustments	6,066	7,470
Accounts receivable, net	$66,141	$69,640
Inventories:
Raw materials	$12,287	$18,669
Work in process	224	52
Finished goods	22,928	34,636
Inventories	$35,439	$53,357

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	June 30, 2025			September 30, 2024
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$85,018	$(66,491)	$18,527	$85,041	$(63,654)	$21,387
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	40,871	(24,252)	16,619	40,335	(22,047)	18,288
Customer relationships	309,213	(107,380)	201,833	309,223	(95,989)	213,234
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(1,000)	—
Total	$436,814	$(199,835)	$236,979	$436,311	$(183,402)	$252,909
Amortization expense for intangible assets was $5.2 million and $6.1 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense for intangible assets was $16.2 million and $18.4 million for the nine months ended June 30, 2025 and 2024, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2025 and the five succeeding fiscal years is (in thousands):

2025 (three months)	$5,268
2026	20,760
2027	20,760
2028	20,447
2029	18,701
2030	18,297
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Nine months ended June 30, 2025
	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2024	$175,093	$167,681	$342,774
Foreign currency translation adjustment	382	(118)	264
Balance on June 30, 2025	$175,475	$167,563	$343,038
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We have two reportable segments that are also reporting units, IoT Products & Services and IoT Solutions (see Note 6). Each of these reporting units was tested individually for impairment during our annual impairment test completed as of the end of the third fiscal quarter of fiscal 2025.

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

4. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Results of our Fiscal 2025 Annual Impairment Test

As of June 30, 2025, we had a total of $175.5 million of goodwill for the IoT Products & Services reporting unit and $167.6 million of goodwill for the IoT Solutions reporting unit. At June 30, 2025, the fair value of goodwill exceeded the carrying value for each reporting units and no impairment was recorded.

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
Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.75% to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio. All borrowings in the period were made at Term SOFR for a one-month interest election period plus an applicable margin of 2.25% through February 13, 2025 and at Term SOFR for a six-month interest election period plus an applicable margin of 1.75% following that date. Our weighted average interest rate for our Credit Facility was 6.10% as of June 30, 2025.
In addition to paying interest on the outstanding principal, Digi is required to pay a commitment fee on the unutilized commitments under the Credit Facility. The commitment fee is between 0.20% and 0.35% depending on Digi’s total net leverage ratio. Our weighted average Revolving Loan commitment fee was 0.20% as of June 30, 2025. The Credit Facility is secured by substantially all of the property of Digi and its domestic subsidiaries.
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
The Revolving Loan is due in a lump sum payment at maturity December 7, 2028, if any amounts are drawn. The fair value of the Revolving Loan approximated carrying value at June 30, 2025.
The following table is a summary of our long-term indebtedness at June 30, 2025 and September 30, 2024 (in thousands):

	Balance on June 30, 2025	Balance on September 30, 2024
Revolving Loan	$41,000	$124,300
Less unamortized issuance costs	(915)	(1,115)
Total long-term debt, net of unamortized issuance costs	$40,085	$123,185

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
Our CEO is our Chief Operating Decision Maker ("CODM"). The CODM uses segment gross profit to measure profitability within each of our reportable segments.
Summary operating results for each of our segments were (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Revenue
IoT Products & Services	$80,032	$80,003	$235,638	$245,416
IoT Solutions	27,482	25,200	80,245	73,578
Total revenue	$107,514	$105,203	$315,883	$318,994
Gross Profit
IoT Products & Services	$48,477	$43,501	$139,932	$132,421
IoT Solutions	19,791	18,757	57,667	53,255
Total gross profit	$68,268	$62,258	$197,599	$185,676
Total depreciation and amortization expense was (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2024	2023
IoT Products & Services	$2,916	$3,111	$9,262	$9,316
IoT Solutions	5,385	5,187	15,701	15,098
Total depreciation and amortization expense	$8,301	$8,298	$24,963	$24,414
Total expended for property, plant and equipment was (in thousands):

	Nine months ended June 30,
	2025	2024
IoT Products & Services	$1,295	$581
IoT Solutions*	539	475
Total expended for property, plant and equipment	$1,834	$1,056
* Excluded from these amounts are $6,859 and $8,354 of transfers of inventory to property plant and equipment for subscriber assets for the nine months ended June 30, 2025 and 2024, respectively.

6. SEGMENT INFORMATION (CONTINUED)
Total assets for each of our segments were (in thousands):

	June 30, 2025	September 30, 2024
IoT Products & Services	$356,276	$376,998
IoT Solutions	393,961	410,567
Unallocated*	20,104	27,510
Total assets	$770,341	$815,075
*Unallocated consists of cash and cash equivalents.
7. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
North America, primarily the United States	$89,725	$72,908	$252,279	$225,001
Europe, Middle East & Africa	12,461	15,123	45,460	48,998
Rest of world	5,328	17,172	18,144	44,995
Total revenue	$107,514	$105,203	$315,883	$318,994
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Transferred at a point in time	$76,364	$77,096	$224,769	$237,064
Transferred over time	31,150	28,107	91,114	81,930
Total revenue	$107,514	$105,203	$315,883	$318,994
We had one distributor customer of Digi's IoT Products & Services segment that represented 16% of consolidated revenue for the three and nine months ended June 30, 2025. No customers represented over 10% of consolidated revenue for the three and nine months ended June 30, 2024.
Contract Balances
Contract Related Assets
Our contract related assets consist of subscriber assets. Subscriber assets are equipment that we provide to customers pursuant to subscription-based contracts.  In these cases, we retain the ownership of the equipment a customer uses and charge the customer subscription fees to receive our end-to-end solutions. The total net book value of subscriber assets of $24.2 million and $23.6 million as of June 30, 2025 and September 30, 2024, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $2.3 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense for these subscriber assets, which is included in cost of sales, was $6.3 million and $3.5 million for the nine months ended June 30, 2025 and 2024, respectively.
Contract Assets
Contract assets at Digi consist of products and services that have been fulfilled, but for which revenue has not yet been recognized. Our contract asset balances were immaterial as of June 30, 2025 and September 30, 2024.

7. REVENUE (CONTINUED)
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
Our contract liabilities were $40.0 million and $37.5 million at June 30, 2025 and 2024, respectively.
There were contract liability balances of $42.5 million and $38.0 million as of March 31, 2025 and 2024, respectively. Of these balances, Digi recognized $11.0 million and $7.7 million as revenue in the three months ended June 30, 2025 and 2024, respectively. There were contract liability balances of $36.8 million and $27.9 million as of September 30, 2024 and 2023, respectively. Digi recognized $22.5 million and $17.6 million as revenue in the nine months ended June 30, 2025 and 2024, respectively.
Remaining Performance Obligation
As of June 30, 2025, we had approximately $158.9 million of remaining performance obligations on contracts with an original duration of one year or more. We expect to recognize revenue on approximately $78.4 million of remaining performance obligations over the next 12 months. We expect to recognize revenue from the remaining performance obligations over a range of two to five years.
8. INCOME TAXES
Our income tax expense was $6.6 million for the nine months ended June 30, 2025. Included in this was a net tax expense of $0.3 million discretely related to the nine months ended June 30, 2025.
Our effective tax rate will vary based on a variety of factors. These factors include our overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and tax items discretely related to the period, such as tax impacts of stock compensation. We may record other benefits or expenses in the future that are specific to a particular quarter such as expiration of statutes of limitation, the completion of tax audits, or legislation that is enacted in both U.S. and foreign jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2024	$3,602
Decreases related to:
Prior year income tax positions	(91)
Expiration of statute of limitations	(57)
Unrecognized tax benefits as of June 30, 2025	$3,454
The total amount of unrecognized tax benefits at June 30, 2025 that, if recognized, would affect our effective tax rate was $3.3 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.4 million over the next 12 months.

9. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within other current liabilities:

	Three months ended June 30,
	2025	2024
Balance at beginning of period	$1,104	$774
Warranties accrued	197	171
Net settlements	(68)	(141)
Balance at end of period	$1,233	$804

	Nine months ended June 30,
	2025	2024
Balance at beginning of period	$933	$772
Warranties accrued	584	341
Settlement made	(284)	(309)
Balance at end of period	$1,233	$804
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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	June 30, 2025	September 30, 2024
Assets
Operating leases	Operating lease right-of-use assets	$8,669	$10,207
Total lease assets		$8,669	$10,207

Liabilities
Operating leases	Current portion of operating lease liabilities	$2,928	$2,973
Operating leases	Operating lease liabilities	9,323	11,228
Total lease liabilities		$12,251	$14,201

10. LEASES (CONTINUED)
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$803	$757	$2,519	$2,578
Variable lease cost	318	310	935	943
Short-term lease cost	30	30	88	85
Total lease cost	$1,151	$1,097	$3,542	$3,606
At June 30, 2025, the weighted average remaining lease term of our operating leases was 5.5 years and the weighted average discount rate for these leases was 4.7%.
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2025 (in thousands):

Fiscal year	Amount
2025 (three months)	$972
2026	3,375
2027	2,100
2028	1,897
2029	1,840
2030	1,880
Thereafter	1,985
Total future undiscounted lease payments	14,049
Less imputed interest	(1,798)
Total reported lease liability	$12,251
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
12. STOCK-BASED COMPENSATION
Stock-based awards granted in the first nine months of fiscal 2025 and 2024 were granted under the Digi International Inc. 2021 Omnibus Incentive Plan (as amended and restated, the "2021 Plan"). Shares subject to awards under the 2021 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2021 Plan. The authority to grant options under the 2021 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
As of June 30, 2025, there were approximately 3,371,138 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $3.1 million and $1.3 million for the nine months ended June 30, 2025 and 2024, respectively.

12. STOCK-BASED COMPENSATION (CONTINUED)
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax withholding obligations are otherwise fulfilled by the employee paying cash to us for the withholding. During the nine months ended June 30, 2025 and 2024, our employees forfeited 109,516 shares and 112,827 shares, respectively, in order to satisfy withholding tax obligations of $3.5 million and $2.8 million, respectively. We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares that may be purchased under the ESPP to 3,425,000. ESPP contributions by employees were $1.7 million for the nine months ended June 30, 2025 and 2024. Pursuant to the ESPP, 70,976 and 74,760 common shares were issued to employees during the nine months ended June 30, 2025 and 2024, respectively. Shares are issued under the ESPP from treasury stock. As of June 30, 2025, 297,521 common shares were available for future issuances under the ESPP.
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Cost of sales	$199	$173	$588	$529
Sales and marketing	1,316	1,218	3,935	3,594
Research and development	604	517	1,761	1,448
General and administrative	1,755	1,606	5,094	4,522
Stock-based compensation before income taxes	3,874	3,514	11,378	10,093
Income tax benefit	(836)	(724)	(2,437)	(2,138)
Stock-based compensation after income taxes	$3,038	$2,790	$8,941	$7,955
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance on September 30, 2024	1,382	$19.01
Granted	63	31.56
Exercised	(537)	16.01
Forfeited / Canceled	(18)	30.81
Balance on June 30, 2025	890	$21.45	3.1	$11,766

Exercisable on June 30, 2025	689	$19.82	2.5	$10,540
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $34.86 as of June 30, 2025, which would have been received by the option holders had all option holders exercised their options as of that date.

12. STOCK-BASED COMPENSATION (CONTINUED)
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the nine months ended June 30, 2025 and 2024 was $9.6 million and $2.6 million, respectively.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Nine months ended June 30,
	2025	2024
Weighted average per option grant date fair value	$16.23	$12.44
Assumptions used for option grants:
Risk free interest rate	4.31% - 4.38%	4.48% - 4.68%
Expected term	6.00 years	6.00 years
Expected volatility	48%	46% - 47%
Weighted average volatility	48%	46%
Expected dividend yield	—	—
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
As of June 30, 2025, the total unrecognized compensation cost related to non-vested stock options was $2.2 million and the related weighted average period over which it is expected to be recognized is approximately 1.7 years.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units and performance stock units as of June 30, 2025 and changes during the nine months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested on September 30, 2024	846	$30.15	220	$30.55
Granted	445	32.22	162	32.64
Vested	(265)	27.13	(54)	30.57
Canceled	(56)	30.43	(4)	19.78
Nonvested on June 30, 2025	970	$31.92	324	$31.71
As of June 30, 2025, the total unrecognized compensation cost related to non-vested restricted stock units and performance stock units was $22.7 million and $0.7 million, respectively. The related weighted average period over which these costs are expected to be recognized was approximately 2.0 years and 0.3 years, respectively.

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
Forward-Looking Statements
This report contains forward-looking statements that are based on management’s current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "assume," "believe," "continue," "estimate," "expect," "intend," "may," "plan," "potential," "project," "should," or "will" or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, including (but not limited to) expectations regarding the Company's profitability and net cash position, inventory levels, supply chain normalization, perceived marketplace opportunities, debt repayments, attributions of potential acquisitions and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to ongoing and varying inflationary and deflationary pressures around the world and the monetary and trade policies of governments globally as well as present and ongoing concerns about a potential recession, the potential for longer than expected sales cycles, the ability of companies like us to operate a global business in such conditions as well as negative effects on product demand and the financial solvency of customers and suppliers in such conditions, risks related to ongoing supply chain challenges that continue to impact businesses globally, regulatory risks that include, but are not limited to, the potential expansion of tariffs and potential changes to regulations impacting the functionality or compliance of our products, risks related to cybersecurity, data breaches and data privacy, risks arising from the present military conflicts in Ukraine and the Middle East, the highly competitive market in which we operate, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions, our ability to defend or settle satisfactorily any litigation, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
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
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the third quarter of fiscal 2025 that we feel are most important in these evaluations, with comparisons to the third quarter of fiscal 2024:
•Consolidated revenue was $108 million, an increase of 2%.
•Consolidated gross profit was $68 million, an increase of 10%.
•Gross profit margin was 63.5%, an increase of 430 basis points.
•Net income was $10 million, an increase of 6%.
•Net income per diluted share was $0.27, an increase of 4%.
•Adjusted net income and adjusted net income per share were $20 million, or $0.53 per diluted share, respectively, compared to $18 million, or $0.50 per diluted share, respectively.
•Adjusted EBITDA was $28 million, or 25.6% of revenue, compared to $25 million or 23.5% of revenue, an increase of 11%.
•Annualized Recurring Revenue (ARR) was $126 million at quarter end, an increase of 12%.
In recent periods, we have experienced longer than expected sales cycles with respect to many contracts and projects of potential significance. We believe this is related to macroeconomic conditions and are uncertain as to when and to what degree sales cycles will return to more normal conditions, but expect this may adversely impact our results for at least the remainder of fiscal 2025.
In addition, like many companies we are monitoring the impact recently announced tariffs by governments around the world may have on our business. Given the fluidity of these announcements and their ability to be changed, the exact impact of tariffs on our future results is uncertain.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2025		2024		(decr.)	2025		2024		(decr.)
Revenue	$107,514	100.0%	$105,203	100.0%	2.2%	$315,883	100.0%	$318,994	100.0%	(1.0)%
Cost of sales	39,246	36.5	42,945	40.8	(8.6)	118,284	37.4	133,318	41.8	(11.3)
Gross profit	68,268	63.5	62,258	59.2	9.7	197,599	62.6	185,676	58.2	6.4
Operating expenses	53,345	49.6	49,350	46.9	8.1	155,590	49.3	152,484	47.8	2.0
Operating income	14,923	13.9	12,908	12.3	15.6	42,009	13.3	33,192	10.4	26.6
Other expense, net	(963)	(0.9)	(3,248)	(3.1)	(70.4)	(4,605)	(1.5)	(22,386)	(7.0)	(79.4)
Income before income taxes	13,960	13.0	9,660	9.2	44.5	37,404	11.8	10,806	3.4	NM
Income tax expense	3,717	3.5	(42)	—	NM	6,581	2.0	164	0.1	NM
Net income	$10,243	9.5%	$9,702	9.2%	5.6	$30,823	9.8%	$10,642	3.3%	NM

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NM means not meaningful
REVENUE BY SEGMENT

	Three months ended June 30,				% incr.	Nine months ended June 30,				% incr.
($ in thousands)	2025		2024		(decr.)	2025		2024		(decr.)
Revenue
IoT Products & Services	$80,032	74.4%	$80,003	76.0%	—%	$235,638	74.6%	$245,416	76.9%	(4.0)%
IoT Solutions	27,482	25.6	25,200	24.0	9.1	80,245	25.4	73,578	23.1	9.1
Total revenue	$107,514	100.0%	$105,203	100.0%	2.2%	$315,883	100.0%	$318,994	100.0%	(1.0)%
IoT Products & Services
IoT Products & Services revenue was flat for the three months ended June 30, 2025, as compared to the same period in the prior fiscal year. This consisted of a $1.3 million of recurring revenue growth, offset by a $1.3 million decrease in one-time sales, with no material impact from pricing. The decrease was driven by lower demand for some products, as some customers are bleeding down inventory stockpiled from when supply chains were stressed, partially offset by increased demand for some products from new project-based customer initiatives.

IoT Products & Services revenue decreased $9.8 million for the nine months ended June 30, 2025, as compared to the same period in the prior fiscal year. The decrease consisted of a $12.8 million decline in one-time sales. This was driven by lower demand for some products, as some customers are bleeding down inventory stockpiled from when supply chains were stressed, partially offset by increased demand for some products from new project-based customer initiatives. This decrease was partially offset by $3.0 million of recurring revenue growth. Overall, there was no material impact from pricing.
IoT Solutions
IoT Solutions revenue increased $2.3 million for the three months ended June 30, 2025, as compared to the same period in the prior fiscal year. The increase consisted of a $1.7 million increase in recurring revenue, driven by growth in both SmartSense and Ventus and a $0.6 million increase in one-time sales.

IoT Solutions revenue increased $6.7 million for the nine months ended June 30, 2025, as compared to the same period in the prior fiscal year. The increase consisted of a $6.2 million increase in recurring revenue, driven by growth in both SmartSense and Ventus and a $0.5 million increase in one-time sales.
ARR
ARR was $126 million as of June 30, 2025, compared to $113 million as of June 30, 2024. IoT Products & Services ARR was $30 million as of June 30, 2025, compared to $23 million as of June 30, 2024. This increase was due to growth in the subscription base across remote management platforms and extended warranty offerings. IoT Solutions ARR was $96 million as of June 30, 2025, compared to $90 million as of June 30, 2024, driven by growth in both SmartSense and Ventus.
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT
Below are our segments' cost of goods sold and gross profit as a percentage of their respective total revenue:

	Three months ended June 30,				Basis point
($ in thousands)	2025		2024		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$31,555	39.4%	$36,502	45.6%	(620)
IoT Solutions	7,691	28.0	6,443	25.6	240
Total cost of goods sold	$39,246	36.5%	$42,945	40.8%	(430)
Gross Profit
IoT Products & Services Operating Segments Gross Profit	$48,477	60.6%	$43,501	54.4%	620
IoT Solutions Operating Segments Gross Profit	19,791	72.0	18,757	74.4	(240)
Total gross profit	$68,268	63.5%	$62,258	59.2%	430

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

	Nine months ended June 30,				Basis point
($ in thousands)	2025		2024		inc. (decr.)
Cost of Goods Sold
IoT Products & Services	$95,706	40.6%	$112,995	46.0%	(540)
IoT Solutions	22,578	28.1	20,323	27.6	50
Total cost of goods sold	$118,284	37.4%	$133,318	41.8%	(440)
Gross Profit
IoT Products & Services Operating Segments Gross Profit	$139,932	59.4%	$132,421	54.0%	540
IoT Solutions Operating Segments Gross Profit	57,667	71.9	53,255	72.4	(50)
Total gross profit	$197,599	62.6%	$185,676	58.2%	440
IoT Product & Services
IoT Products & Services gross profit margin increased 620 basis points for the three months ended June 30, 2025 as compared to the same period in the prior fiscal year. This increase was driven by a favorable margin mix among product sales.

IoT Products & Services gross profit margin increased 540 basis points for the nine months ended June 30, 2025 as compared to the same period in the prior fiscal year. This increase was driven by a favorable margin mix among product sales partially offset by an increase in inventory related adjustments.
IoT Solutions
The IoT Solutions gross profit margin decreased 240 basis points for the three months ended June 30, 2025 as compared to the same period in the prior fiscal year. This decrease was the result of increased depreciation of capitalized subscriber assets driven by customer deployments and increased inventory-related expenses.

The IoT Solutions gross profit margin decreased 50 basis points for the nine months ended June 30, 2025 as compared to the same period in the prior fiscal year. This decrease was the result of increased depreciation of capitalized subscriber assets driven by customer deployments and increased inventory-related expenses.
OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended June 30,				$	%	Nine months ended June 30,				$	%
($ in thousands)	2025		2024		incr. (decr.)	incr. (decr.)	2025		2024		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$23,019	21.4%	$21,501	20.4%	$1,518	7.1%	$66,817	21.2%	$61,688	19.4%	$5,129	8.3%
Research and development	16,227	15.1	15,132	14.4	1,095	7.2	46,579	14.7	44,809	14.0	1,770	4.0
General and administrative	14,099	13.1	12,717	12.1	1,382	10.9	42,194	13.4	45,987	14.4	(3,793)	(8.2)
Total operating expenses	$53,345	49.6%	$49,350	46.9%	$3,995	8.1%	$155,590	49.3%	$152,484	47.8%	$3,106	2.0%

The $4.0 million increase in operating expenses for the three months ended June 30, 2025, as compared to the same period in the prior fiscal year was due to a $2.8 million increase in labor expense and a $1.2 million increase in non-labor expense. The $3.1 million increase in operating expenses for the nine months ended June 30, 2025, as compared to the same period in the prior fiscal year was due to a $5.6 million increase in labor expense, a $1.7 million increase in non-labor expense and a $2.1 million gain on the sale of an intangible asset in the second fiscal quarter of fiscal 2024 that did not reoccur, partially offset by a $6.3 million litigation reserve increase in the second fiscal quarter of fiscal 2024 that did not reoccur.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER EXPENSE, NET
Below are our other expenses, net, and other expenses, net as a percentage of total revenue:

	Three months ended June 30,				$	%	Nine months ended June 30,				$	%
($ in thousands)	2025		2024		incr. (decr.)	incr. (decr.)	2025		2024		incr. (decr.)	incr. (decr.)
Other expense, net
Interest expense, net	$(932)	(0.9)%	$(3,234)	(3.1)%	$2,302	(71.2)%	(4,562)	(1.5)%	(12,592)	(4.0)%	8,030	(63.8)%
Debt issuance cost write-off	—	—	—	—	—	NM	—	—	(9,722)	(3.0)	9,722	(100.0)
Other expense, net	(31)	—	(14)	—	(17)	121.4%	(43)	—	(72)	—	29	(40.3)%
Total other expense, net	$(963)	(0.9)%	$(3,248)	(3.1)%	$2,285	(70.4)%	$(4,605)	(1.5)%	$(22,386)	(7.0)%	$17,781	(79.4)%
NM means not meaningful
Other expense, net, decreased $2.3 million for the three months ended June 30, 2025, as compared to the same period in the prior fiscal year. Other expense, net, decreased $17.8 million for the nine months ended June 30, 2025, as compared to the same period in the prior fiscal year. These decreases were driven by a write-off of debt issuance costs in the second fiscal quarter of 2024 and a reduction in interest expense due to a decrease in average debt outstanding and our effective interest rate (see Note 5 to the condensed consolidated financial statements for additional information).
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
include these items. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. In addition, certain of our stockholders have expressed an interest in seeing financial performance measures exclusive of the impact of these matters, which while important, are not central to the core operations of our business. Management believes that Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, acquisition-related expenses, restructuring charges and reversals and changes in fair value of contingent consideration, is useful to investors to evaluate our core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the consolidated statements of operations. We believe that the presentation of Adjusted EBITDA as a percentage of revenue is useful to investors because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.
Below are reconciliations from GAAP to non-GAAP information that we feel are important to our business:
Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended June 30,				Nine months ended June 30,
	2025		2024		2025		2024
		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$107,514	100.0%	$105,203	100.0%	$315,883	100.0%	$318,994	100.0%

Net income	$10,243		$9,702		$30,823		$10,642
Interest expense, net	932		3,234		4,562		12,592
Debt issuance cost write-off	—		—		—		9,722
Income tax provision (benefit)	3,717		(42)		6,581		164
Depreciation and amortization	8,301		8,299		24,963		24,416
Stock-based compensation	3,874		3,514		11,378		10,093
Litigation accrual	—		—		—		6,253
(Gain) loss on asset sale	(181)		18		(181)		(2,111)
Restructuring charge	76		—		460		146
Acquisition expense, net	597		—		597		(61)
Adjusted EBITDA	$27,559	25.6%	$24,725	23.5%	$79,183	25.1%	$71,856	22.5%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended June 30,				Nine months ended June 30,
	2025		2024		2025		2024
Net income and net income per diluted share	$10,243	$0.27	$9,702	$0.26	$30,823	$0.82	$10,642	$0.29
Amortization	5,241	0.14	6,104	0.16	16,241	0.43	18,439	0.50
Stock-based compensation	3,874	0.10	3,514	0.09	11,378	0.30	10,093	0.27
Other non-operating expense	31	—	14	—	43	—	72	—
Acquisition expense, net	597	0.02	—	—	597	0.02	(61)	—
Litigation accrual	—	—	—	—	—	—	6,253	0.17
Gain on asset sale	(181)	—	18	—	(181)	—	(2,111)	(0.06)
Restructuring charge	76	—	—	—	460	0.01	146	—
Interest expense, net	932	0.02	3,234	0.09	4,562	0.12	12,592	0.34
Debt issuance cost write-off	—	—	—	—	—	—	9,722	0.26
Tax effect from the above adjustments (1)	(1,507)	(0.05)	(4,880)	(0.13)	(6,407)	(0.18)	(12,386)	(0.34)
Discrete tax benefits (2)	809	0.02	780	0.02	298	0.01	679	0.02
Adjusted net income and adjusted net income per diluted share (3)	$20,115	$0.53	$18,486	$0.50	$57,814	$1.54	$54,080	$1.46
Diluted weighted average common shares		37,653		37,026		37,623		36,921
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2025 and fiscal 2024 based on adjusted net income.
(2)For the three and nine months ended June 30, 2025 and 2024, discrete tax benefits are a result of changes in excess tax benefits recognized on stock compensation.
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
Our condensed consolidated statements of cash flows for the nine months ended June 30, 2025 and 2024 are summarized as follows:

	Nine months ended June 30,
($ in thousands)	2025	2024
Operating activities	$79,958	$56,657
Investing activities	(2,148)	947
Financing activities	(85,291)	(62,616)
Effect of exchange rate changes on cash and cash equivalents	75	1,656
Net decrease in cash and cash equivalents	$(7,406)	$(3,356)
Cash flows from operating activities increased $23.3 million as a result of:
•a $20.2 million increase in net income in the first nine months of fiscal 2025,
•a $15.1 million decrease in net operating assets for the first nine months of fiscal 2025 compared to a $0.2 million increase in the first nine months of fiscal 2024,
•a one-time $2.2 million gain on the sale of assets in the second quarter of fiscal 2024,
•and a $2.5 million increase in deferred income tax benefit for the first nine months of fiscal 2025 compared to a $3.0 million increase in the first nine months of fiscal 2024.
These were partially offset by:
•a $9.7 million debt issuance cost write-off included in net income in the first quarter of fiscal 2024,
•and a $6.3 million accrual for litigation expense in the second quarter of fiscal 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Cash flows used in investing activities decreased $3.1 million as a result of:
•a $2.2 million decrease in proceeds from the sale of intangible assets,
•and a $0.9 million increase in purchases of property, equipment, improvements and certain other intangible assets.
Cash flows used in financing activities increased $22.7 million as a result of:
•net proceeds of $214.1 million from the issuance of a new credit facility in the first quarter of fiscal 2024 that did not repeat in 2025,
•and a $3.3 million increase in taxes paid to satisfy tax withholding obligations of holders of options to purchase common shares and restricted stock unit awards in connections with net share settlements.
These were partially offset by:
•debt payments of $83.3 million in the first nine months of fiscal 2025, compared to debt payments of $276.2 million in the first nine months of fiscal 2024
•and a $1.7 million increase in proceeds from stock option exercises and employee stock purchase plan transactions.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at June 30, 2025:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$14,049	$3,503	$4,366	$3,724	$2,456
Revolving loan	41,000	—	—	41,000	—
Total	$55,049	$3,503	$4,366	$44,724	$2,456
The operating leases included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $0.1 million as of June 30, 2025. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The table above also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of June 30, 2025, we had $41.0 million outstanding under our Revolving Loan. Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of (1) BMO’s prime rate, (2) the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or (3) one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.75 to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio.

All borrowings in the period were made at Term SOFR for a one-month interest election period plus an applicable margin of 2.25% through February 13, 2025 and at Term SOFR for a six-month interest election period plus an applicable margin of 1.75% following that date. Our weighted average interest rate for our Credit Facility as of June 30, 2025 was 6.10%.
Digi bases the interest period election described above on an assessment of the interest rate environment conducted on a monthly basis. Based on the balance sheet position for the Revolving Loan at June 30, 2025, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.1 million. For additional information, see Note 5 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.
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
A 10% change in the average exchange rate for the Euro, British Pound, Australian Dollar and Canadian Dollar to the U.S. Dollar during the first nine months of fiscal 2025 would have resulted in a 0.9% increase or decrease in stockholders' equity due to foreign currency translation.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the nine months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the third quarter of fiscal 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2025 - April 30, 2025	—	$—	—	$—
May 1, 2025 - May 31, 2025	5,448	31.18	—	—
June 1, 2025 - June 30, 2025	—	—	—	—
	5,448	$31.18	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Actor any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

101
The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2025, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; (vi) the Notes to the Condensed Consolidated Financial Statements; and (vii) the information set forth in Part II, Item 5.
Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2025 is formatted in iXBRL (included in Exhibit 101).
____________
(1)Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.
(2)Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2020.
(3)Incorporated by reference to Exhibit 99(a) to the Company's Registration Statement on Form S-8 filed on May 8, 2025.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	August 6, 2025	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)