Form 10-K
period 2025-09-30
DIGI INTERNATIONAL INC
filed 2025-11-21
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently competed second fiscal quarter was $1.01 billion based on a closing price of $27.83 per common share as reported on the Nasdaq Global Select Market. (For purposes of this calculation all of the registrant's directors and executive officers are deemed affiliates of the registrant.)
Shares of common stock outstanding as of November 14, 2025: 37,232,593
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereto.

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
Our IoT Solutions segment consists of our SmartSense by Digi® business and our Managed Network–as–a-Service (“MNaaS”) business acquired via our November 2021 acquisition of Ventus Wireless, LLC and affiliated entities ("Ventus"). SmartSense by Digi offers wireless temperature and other condition-based monitoring services as well as employee task management, label printing and other services. During the fourth quarter of fiscal 2025 we completed the acquisition of Jolt Software, Inc. to enhance the offerings of SmartSense by Digi. SmartSense by Digi and Jolt® collectively focus on the following vertical markets: food service, healthcare (primarily pharmacies and hospitals) and supply chain. Ventus® is a leader in the provision of MNaaS solutions that simplify the complexity of enterprise-wide area network (“WAN”) connectivity for customers. The Ventus portfolio includes cellular wireless and fixed line WAN solutions for an array of connectivity applications in banking, healthcare, retail, gaming, hospitality and other sectors.
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
Industry and Marketplace Conditions
We believe the IoT industry is in the midst of a multi-year expansion as many industries are undergoing a digital transformation within their business that drives demand for IoT capabilities across a broad spectrum of services. Among others, IoT use cases include providing and maintaining secure connectivity and monitoring of operating assets in a wide-range of different businesses, condition-based monitoring of perishable goods, enabling remote work by employees and automating workflows and operations.
Our IoT Products & Services segment represented the majority of our sales in fiscal 2025. This segment sells both wired and wireless products that either are embedded into the products of OEMs or serve as stand-alone products. These offerings allow our customers to connect a wide range of assets to networks. Historically the revenues from this segment have been based on one-time product sales. More recently we have placed greater emphasis on selling subscription-based solutions across this product portfolio.
Our IoT Solutions segment is comprised primarily of our SmartSense by Digi and Jolt, as well as Ventus offerings. The offerings in this segment are primarily offered on a subscription model and provide us with a stable base of higher-margin recurring revenues.

While we expect an ongoing long-term trend of marketplace growth, each of our business segments is susceptible to downturns either because of general macro-economic conditions, the continued development of technology that can make products less competitive or even obsolete and uncertainty or changes in regulatory environments. Given the current uncertainty in macro-economic conditions, including, but not limited to, potential recessionary conditions, the implementation of tariffs by governments around the world, changing global geopolitical conditions, supply chain disruptions globally and the uncertain status of large project-based customer deployment opportunities, our results during fiscal 2026 may be inconsistent quarter to quarter or with historical results.
Strategy
We remain focused on taking steps that we believe will deliver consistent, long-term growth with higher levels of profitability. This includes continuously reviewing and managing the product, service and solution offerings we provide to align with customer interests and to meet market demand. In addition, acquisitions historically have helped significantly advance our offerings and drive growth and profitability, in both business segments. In the fourth quarter of fiscal 2025 we completed the acquisition of Jolt Software Inc., a Utah based provider of task management, workforce management and labeling solutions used by food retailers, restaurants and other businesses that might also use our SmartSense by Digi condition monitoring solutions. While it is possible we will complete smaller transactions, we primarily are focusing our efforts for future potential acquisitions on opportunities of scale with the potential to enhance subscription based recurring revenue. In addition, we recently have announced our intention to discontinue the production and sale of certain older products in our IoT Products & Services Segment which are not core to our long-term growth objectives.
IoT Products & Services Segment
Our IoT Products & Services segment is managed so our product management, research and development and sales personnel are aligned along specific product lines. We believe this management structure brings greater market focus and potential growth to our product lines. We also continue to drive efforts to pair our hardware offerings with our remote manager device management platforms as well as other support services. These bundled offerings are sold on a subscription basis and allow customers to monitor and manage the performance of hardware they purchase from us remotely. As of September 30, 2025 the (Annualized Recurring Revenue ("ARR") of this segment was $32 million. Please see "Key Business Metrics" section in Part II, Item 7 for additional details on how ARR is measured.
IoT Solutions Segment
Our IoT Solutions segment is managed with a focus on recurring typically high margin subscription-based revenues. We believe capturing enterprise-level deals should be a driver of growth, leveraging our direct sales model to achieve this. Our offerings provide comprehensive hardware-enabled software solutions. The segment represents approximately 25% of total revenues. As of September 30, 2025 the ARR of this segment was $120 million. We have long-term high organic growth expectations.
Acquisitions and Dispositions
Acquisitions
Our acquisition of Jolt in the fourth quarter of fiscal 2025 described above is the only acquisition we have completed during our fiscal years 2023 through 2025.
Sales Channels
A significant portion of our IoT Products & Services segment sales are made through a global network of distributors, systems integrators and value-added resellers ("VARs"). These third parties accounted for 60.2%, 56.7% and 59.9% of our total consolidated revenue in fiscal 2025, 2024 and 2023, respectively. Our IoT Solutions segment typically does not sell through these channels. The remaining 39.8%, 43.3% and 40.1% of our total consolidated revenue in fiscal 2025, 2024 and 2023, respectively is sold through our dedicated sales organization.
Distributors
Our larger distributors, by sales volume, include Arrow Electronics, Avnet, Bressner, Digi-Key, Express Systems, Ingram Micro, MiTac, Mouser Electronics, Synnex and World Wide Technology. We also maintain relationships with many other distributors both domestically and internationally.

Strategic Sales Relationships
We maintain alliances with other industry leaders to develop and market technology solutions. These include many major communications hardware and software vendors, operating system suppliers, computer hardware manufacturers, enterprise application providers and cellular carriers. Among others, relationships include: AT&T, AWS, Google, KORE, Novotech, NXP, Orange, Qualcomm, Silicon Laboratories, T-Mobile, Telus, Verizon, Vodafone, Westbase and various other cellular carriers worldwide.
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
We had one distributor customer of Digi's IoT Products & Services segment that represented 13% of consolidated revenue for the twelve months ended September 30, 2025. No customers represented over 10% of consolidated revenue for the twelve months ended September 30, 2024 or 2023. In general, our sales are not considered to be highly seasonal, although our first fiscal quarter revenue is often less than other quarters due to holidays and fewer business days.
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
Manufacturing Operations
We outsource our manufacturing operations to certain contract manufacturers, which are located primarily in Thailand, Mexico, Taiwan and Cambodia . We rely on third party foundries or companies who rely on third party foundries for our semiconductor devices that are Application Specific Integrated Circuits ("ASICs"). These foundries are located primarily in Taiwan. We also outsource printed circuit board production. By outsourcing our operations to these manufacturers, we can leverage the manufacturing strength of our vendors, which allows us to focus on new product introductions. In addition, it allows us to reduce our fixed costs, maintain production flexibility and optimize our profits.
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
We have established common law and registered trademark rights on a family of marks for a number of our products. Our IoT Products & Services primarily are sold under the Digi, Digi XBee®, and Opengear® brands. We believe that the Digi brand has established a strong identity with our targeted customer base and our customers associate the Digi brand with "reliability." We believe that our customers associate Digi XBee with "ease of use." Many of our customers choose us because they are building a very complex system solution and they want the highest level in product reliability and ease of integration and use. Our IoT Solutions are offered under the Ventus, SmartSense by Digi and Jolt brands.
Our patents are applicable to specific technologies and are valid for varying periods of time based on the date of patent application or patent grant in the U.S. and the legal term of patents in the various foreign countries where patent protection is obtained. We believe our intellectual property has significant value and is an important factor in the marketing of our company and products.
HUMAN CAPITAL RESOURCES
Digi’s workforce consists of 913 employees globally as of September 30, 2025. We believe we have a good working relationship with our employees.
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
We are committed to promoting and cultivating an inclusive culture where everyone is encouraged to grow, lead and thrive. In addition, we actively engage within our communities to help build connection and reinforce our commitment to meaningful impact.
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
Embedded System Products – Marketed under the Digi Connect® and ConnectCore® brands these are embedded system on modules ("SOMs") and single board computers that are embedded into customer products in a broad range of industries and applications. These products deliver highly integrated computer platforms with scalable performance, flexible wired and wireless connectivity and complete software platforms. These products are designed and developed with compact form-factors, low power consumption and long product lifecycles. The latest ConnectCore products support advanced multi-core processing, security, multimedia, human-machine interface and other emerging technologies like machine learning.
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
Services
Digi Remote Manager – Digi Remote Manager is a recurring revenue on-premise service that provides a secure environment for customers to manage their connected device for the full deployment lifecycle. This service enables customers to activate, monitor, diagnose, reset, update and/or upgrade their mission-critical devices from a single point of command. Through a "single pane of glass," network managers can manage configurations, update firmware, add features and schedule and automate tasks from their desktop, tablet or phone.
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
Jolt – Jolt provides cloud-based task management, workforce management and labeling solutions that help businesses achieve team accountability, digital food safety compliance, and improved employee performance. Jolt is used by thousands of brands across retail, hospitality, and food service.
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
We procure all parts and certain services involved in the production of our products and subcontract most of our product manufacturing to outside firms that specialize in such services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. As an example, Ventus relies almost exclusively on a manufacturer in China for the production of the hardware it provides to its customers. Further, in recent years supply chains globally have experienced stress due to a range of factors. This has impacted our own ability to procure certain inventory and services. These disruptions also caused us to order significant amounts of inventory as we were uncertain whether we would otherwise be able to procure necessary parts and components to meet customer needs. As a result, at times we held elevated levels of inventory compared to historical norms. The impacts of these circumstances driven by supply chain stress were material in some instances and it is possible additional material impacts could occur in the future. There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of the components we need is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost revenue could be caused by other factors beyond our control, including late deliveries by vendors of components, or force majeure events. As an example of force majeure, a fire many years ago disrupted the operations at one of our contract manufacturers in Thailand. If we are required to identify alternative suppliers for any of our required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components or the availability of manufacturing services that currently are obtained from limited sources could disrupt our operations and have a material adverse effect on our customer relationships and profitability.

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
We acquired Opengear in fiscal 2019. Although Opengear has many customers, its business historically has been significantly concentrated on its relationships with a few large customers and focused on data centers.
We acquired Ventus in fiscal 2022. Although Ventus has many customers, its business historically has been significantly concentrated on its relationships with fewer than twenty customers and it also serves a significant number of customers in the financial and gaming terminal industries. Likewise, our combined SmartSense by Digi and Jolt offerings service a significant number of large customers in the retail pharmaceutical, medical facility and retail food industries. Both Ventus and SmartSense by Digi / Jolt produce significant ARR. Any disruption or difficulties in any of the industries these businesses serve could have an adverse impact on our business, results of operations (including, but not limited to, ARR), financial condition and prospects.
In addition, some larger customers may demand discounts and rebates. As a result, our future revenue opportunities with these customers may be limited, and we may face pricing pressures, which in turn could adversely impact our operating margin and our profitability. The loss of, reduction in, or pricing discounts associated with orders from key customers may significantly reduce our revenue and harm our business. Furthermore, delays in payment and/or extended payment terms from larger customers could have a disproportionate and material negative impact on our cash flows and working capital to support our business operations.
We had one distributor customer of Digi's IoT Products & Services segment that represented 13% of consolidated revenue for the twelve months ended September 30, 2025. No customers represented over 10% of consolidated revenue for the twelve months ended September 30, 2024 or 2023.
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
We participate in a services and solutions model that uses both hardware and cloud-based services. Both our SmartSense by Digi and Ventus offerings as well as our Digi 360 and Digi LifeCycle Assurance offerings deploy hardware, software and cloud-based hosting. In other areas of our business, we offer hosted services and cloud-based platform, software applications, and supporting products and services. We also employ significant human and financial resources to develop and deploy these offerings. As we work to grow and scale these offerings, these investments have impacted previously and may impact adversely in the future our operating margins and profitability. While we believe we have a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In the past, certain customers and potential customers that use these offerings were adversely impacted by the Covid-19 pandemic and the resulting global economic downturn. Any future economic slowdown could impede our ability to win and retain customers. We have and expect to encounter competition from other solutions providers, some of whom may have more significant resources than us. Whether we are successful in this business model depends on a number of factors, including:
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
The combined SmartSense by Digi / Jolt product line is operated in an emerging market where technology-based solutions such as the monitoring of the condition of perishable goods as well as the completion of employee tasks have not been used historically. Similarly, our Ventus business is operating in an evolving marketplace where the breadth of companies with collections of assets that require connectivity and general monitoring is evolving. The operation of each of these businesses can therefore be subject to significant additional risks that are not necessarily related to our more established products and services.
Additional risks that relate to IoT Solutions, include, but are not limited to:
•SmartSense by Digi / Jolt offerings are deployed in part to help assure perishable goods are safely preserved and that necessary operating tasks are completed timely. Ventus's offering is deployed so that dispersed collections of critical, operational assets requiring network connectivity (such as ATMs, lottery terminals, etc.) are fully operational. In each case, there is a potential risk of loss in the event of a malfunction or failure in our offerings.
•The SmartSense by Digi / Jolt product line has a limited history with us in a marketplace that is relatively early in its development and has numerous competitors. Although Ventus has a longer operating history and some of the marketplaces in which it operates are quite mature, new use cases continue to emerge as businesses increasingly rely on self-service devices in their operations with customers. We cannot provide assurances we will be successful in operating and continuing to grow either of these businesses.
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
In light of these risks and uncertainties, we may not be able to establish or maintain the market share of these businesses or take full advantage of businesses we may acquire in the future related to either of these businesses. There can be no assurance that we will recover our investments in SmartSense by Digi / Jolt or Ventus or that we will realize ongoing and consistent profits from these businesses. Also, there can be no assurance that diverting our management’s attention to these businesses will not have a material adverse effect on our other existing businesses, any of which may have a material adverse effect on our results of operations, financial condition and prospects.

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
We also rely on cloud-based technologies for our solutions, as well as our internal systems. As we continue to direct a substantial portion of our sales and development efforts toward broader based solutions, such as SmartSense by Digi / Jolt, the Digi Remote Manager and Ventus offerings, we expect to store, convey and potentially process significant amounts of data produced by devices. We have completed a number of acquisitions in recent years and have inherited a range of different systems that store, convey and potentially process data and, in some cases, we may be delayed or choose not to integrate these systems into similar systems used in other parts of our business. Further, many of our business applications that we rely upon to operate our business now exist within cloud platforms that are managed by third parties. These factors may add to the risk of breach by third parties.
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
Issues related to the use of artificial intelligence may result in regulatory or legal action, damage our reputation, or harm our business.
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
We purchase many components from suppliers in other parts of the world. Product delivery times may be extended due to the distances involved or events beyond our control, requiring more lead time in ordering. In addition, ocean freight delays may occur as a result of labor problems, weather delays, expediting orders for third parties, customs issues, geopolitical tensions, or other events beyond our control. Any extended delay in receipt of the component parts could eliminate anticipated cost savings and have a material adverse effect on our customer relationships and profitability. Governments continue to impose tariffs on various products and components which may impact the pricing of certain components and inventories and could have a material adverse effect on our competitive standing in the marketplace and our financial results. Potential power outages, most notably in recent times in Asia and Europe could also have a material adverse effect ability to obtain components for our products from our foreign suppliers. Additional challenges could occur if these suppliers allocate materials and components to other customers. The Chinese government in recent years has implemented policies that adversely have impacted various industries in that nation, and it is possible they may take actions in the future that are adverse to suppliers who we rely upon. Sanctions against and actions of the Russian government resulting from the war in Ukraine may be adverse to suppliers who we rely upon. Tensions in the Middle East, in light of ongoing conflicts in the region since the October 7, 2023 attack on Israel may cause shipping disruptions and increased transport costs that could have a material adverse effect on our ability to obtain components from our foreign suppliers and our financial results. Finally, the introduction of new regulations by governments may also impact the availability, delivery or certain components or our ability to use certain components because of, among other potential reasons, the materials those components may contain or the location of the supplier of the component or certain materials contained in the component.
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
Many of our customers make significant one-time hardware purchases for large projects that are not repeated. As a result, our revenue may be subject to significant fluctuations based on whether we are able to close significant project-based sales opportunities. In addition, in our SmartSense by Digi / Jolt and Ventus product lines certain customers have outsized deployments relative to other customers. It is possible we will see revenue fluctuations in these businesses based upon the scale of new deployments in different financial periods. Our failure to complete one or a series of significant sales opportunities in a particular fiscal period could have a material adverse effect on our revenue for that period.
Our operating margins may be subject to decline.
Our operating margins may be subject to declines which could decrease our overall profitability and impact our financial performance adversely. Some of the hardware products we sell are approaching the end of their product life cycles. These mature hardware products have sold historically at higher operating margins than our other product and service offerings. We expect this general trend of declining sales for many of our mature products to continue and the pace of the decline may accelerate. In addition, rising prices for goods and services due to inflation along with ongoing cost pressures in our industry create downward pressure on the prices at which we and other manufacturers may be able to sell hardware products. We have indicated that we would be willing to realize lower levels of operating margins from customers in return for long-term, binding purchase commitments. If this strategy were successful, it could apply downward pressure on our operating margins. Part of our strategy is to sell software applications and IoT solutions such as SmartSense by Digi / Jolt, Ventus offerings and hardware bundled with services on a subscription basis. These sales may provide recurring revenues at relatively high operating margins, but these types of offerings are still in the earlier stages of adoption by customers. As such, their sales growth is not necessarily predictable or assured. Our operating margins therefore may be subject to decline unless we can implement cost reduction initiatives effectively to offset the impact of these factors.

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
Strategic Risks
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
We intend to continue to devote significant resources to research and development in the coming years to enhance our existing product offerings and develop additional product offerings. For fiscal 2025, 2024, and 2023, respectively, our research and development expenses were 14.8%, 14.2% and 13.2% of our revenue. If we are unable to enhance existing products and develop new products, applications and services as a result of our research and development efforts, if we encounter delays in deploying these enhanced or new products, applications and services, or if the products, applications and services we enhance or develop are not successful, our business could be harmed. Even if we enhance existing products and develop new products, applications and services that are accepted by our target markets, the net revenue from these products, applications and services may not be sufficient to justify our investment in research and development.
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
Our revenue could decline if we are unable to deliver continued access to digital cellular wireless carriers that we depend on to provide sufficient network capacity, reliability and security to our customers. Our financial condition could be impacted if our wireless carriers increase the prices of their services or suffer operational or technical failures. In addition, certain Digi products operate on radio bands licensed by the Federal Communications Commission ("FCC"), and any changes to these band configurations or licensing rules could affect product functionality, marketability, or regulatory compliance that could materially affect our business and financial results in an adverse manner.
Natural disasters, wars and other events beyond our control could impact our supply chain and customers negatively resulting in an adverse impact to our revenue and profitability.

Certain of our components and other materials used in producing our products are from regions susceptible to natural disasters or other events beyond our control, such as the Covid-19 pandemic that was highly disruptive to businesses during the last few years or the wars in Ukraine and the Middle East. These and other events beyond our control can adversely impact our supply chains and our business. If we are unable to procure necessary materials, we could experience a disruption to our supply chain that would hinder our ability to produce our products in a timely manner. It also could cause us to seek other sources of supply which may be more costly or which we may not be able to procure on a timely basis. We also risk damage to any tooling, equipment or inventory at the supplier’s facilities. For instance, flooding in October 2011 and a fire in November 2014 disrupted the operations at one of our contract manufacturers in Thailand. In addition, our customers may not follow their normal purchasing patterns or temporarily cease purchasing from us due to impacts to their businesses in the region, creating unexpected fluctuations or decreases in our revenue and profitability. Natural disasters, wars and other events beyond our control could have material adverse impacts on our business.
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
Government Regulation and Political Risks
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
Certain products rely on the current configuration of radio bands by FCC or other governmental regulatory bodies could require the redesign of existing and future products, which could have an adverse impact on our business.
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
The market price of our common stock, like that of many other high-technology companies, has fluctuated significantly and is likely to continue to fluctuate in the future. During fiscal 2025, the closing price of our common stock on the Nasdaq Global Select Market ranged from $23.13 to $38.11 per share. Our closing sale price on November 14, 2025 was $38.38 per share. Announcements by us or others regarding the receipt of customer orders, quarterly variations in operating results, departures of key personnel, acquisitions or divestitures, additional equity or debt financings, results of customer field trials, scientific discoveries, technological innovations, litigation, product developments, patent or proprietary rights, government regulation and general market conditions and risks may, for example, have a significant impact on the market price of our common stock.
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
We have implemented information technology and product security policies and standards across the company. We provide ongoing cybersecurity training for employees and conduct employee phishing tests. We maintain business continuity, disaster recovery, and incident management plans. We conduct tabletop exercises and penetration testing. We use third-party security tools that help prevent, identify, investigate and resolve vulnerabilities in our systems and products. Certain Ventus offerings are PCI DSS 4.0 compliant, and SmartSense and Jolt have achieved SOC 2 Type II attestation. These certifications require independent audits by external auditors. We are actively pursuing similar certifications for other product lines. We also have processes to oversee and identify cybersecurity threat risks associated with our use of new third-party service providers, including those who have access to our customer and employee data or our systems.
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
Our Chief Information Officer, who reports to the Chief Executive Officer, has over twenty years of experience in IT, including IT security. In addition, a member of our board of directors, Hatem Naguib, recently retired from his role as President and Chief Executive Officer of Barracuda, a cybersecurity solutions provider, and brings expertise in IT security.
ITEM 2. PROPERTIES
The following table contains a listing of our property locations that were material to us as of September 30, 2025:

Location of Property	Use of Facility	Segment	Approximate Square Footage	Ownership or Lease Expiration Date
Hopkins, MN (World headquarters)	Research & development, sales, sales support, marketing and administration	IoT Products & Services	59,497	January 2032
Eden Prairie, MN	Manufacturing and warehousing	IoT Products & Services	58,000	Owned
Sandy, UT	Sales, technical support, research & development, administration, manufacturing and warehousing	IoT Products & Services	35,466	December 2030
Lehi, UT	Sales, sales support, technical support, research & development, administration, manufacturing and warehousing	IoT Solutions	26,364	March 2026
Norwalk, CT	Sales, sales support, technical support, research & development, administration, manufacturing and warehousing	IoT Solutions	14,115	July 2027
Boston, MA	Research & development, sales, sales support and marketing	IoT Solutions	13,302	August 2026
Queensland, Australia	Research & development	IoT Products & Services	12,422	November 2026
Mishawaka, IN	Sales, technical support and administration	IoT Solutions	7,829	August 2026
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
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Listing
Our common stock is listed under the symbol DGII on the Nasdaq Global Select Market tier of the Nasdaq. On November 14, 2025 there were 94 stockholders of record.
Issuer Repurchases of Equity Securities
The following table presents the information with respect to purchases made by or on behalf of Digi International Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of fiscal 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	3,988	$33.30	—	$—
September 1, 2025 - September 30, 2025	—	$—	—	$—
Total	3,988	$33.30	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

Performance Evaluation
The graph below compares the total cumulative stockholders’ return on our common stock for the period from the close of the Nasdaq - U.S. Companies on September 30, 2019 to September 30, 2025, the last day of fiscal 2025, with the total cumulative return for the Nasdaq U.S. Benchmark TR Index (the "U.S. Benchmark Index") and the Nasdaq Telecommunications Index (the "Peer Index") over the same period. We have determined that our line of business is mostly comparable to those companies in the Peer Index. The index level for the graph and table was set to $100 on September 30, 2019, for our common stock, the U.S. Benchmark Index and the Peer Index and assumes the reinvestment of all dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
$300
$200
$100
$0
FY20
FY21
FY22
FY23
FY24
FY25
Period Ending
Digi International Inc.
U.S. Benchmark Index
Peer Index

	FY20	FY21	FY22	FY23	FY24	FY25
Digi International Inc.	$100.00	$134.80	$221.37	$196.10	$176.14	$233.27
Nasdaq U.S. Benchmark TR Index	$100.00	$132.02	$108.25	$135.74	$176.95	$209.01
Nasdaq Telecommunications Index	$100.00	$110.20	$80.06	$97.67	$121.18	$146.36
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management’s discussion and analysis should be read in conjunction with our consolidated financial statements and other information in this Annual Report on Form 10-K.
We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this report because that disclosure was already included in our Annual Report on Form 10-K for fiscal 2024, filed with the SEC on November 22, 2023. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and result of operations for fiscal 2023 compared to fiscal 2024.
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
This Form 10-K contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Forward-Looking Statements
This discussion contains forward-looking statements that are based on management’s current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "assume," "believe," "continue," "estimate," "expect," "intend," "may," "plan," "potential," "project," "should," or "will" or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, including but not limited to expectations regarding the Company’s profitability and net cash position, inventory levels, supply chain normalization, perceived marketplace opportunities, debt repayments, attributions of potential acquisitions and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to our ability to realize synergies and operating benefits from acquisitions, like our recent acquisition of Jolt completed in August 2025, ongoing and varying inflationary and deflationary pressures around the world and the monetary and trade policies of governments globally as well as present and ongoing concerns about a potential recession, the potential for longer than expected sales cycles, the ability of companies like us to operate a global business in such conditions as well as negative effects on product demand and the financial solvency of customers and suppliers in such conditions, risks related to ongoing supply chain challenges that continue to impact businesses globally, regulatory risks that include, but are not limited to, the potential expansion of tariffs and potential changes to regulations impacting the functionality or compliance of our products, risks related to cybersecurity, data breaches and data privacy, risks arising from military conflicts such as those in Ukraine and the Middle East, the highly competitive market in which we operate, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions, our ability to defend or settle satisfactorily any litigation, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, those set forth in Item 1A, Risk Factors, of this Annual Report on Form 10-K, subsequent filings on Form 10-Q and other filings, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. Except to the extent required by law, we do not undertake, and expressly disclaim any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are a leading global provider of business and mission-critical IoT connectivity products, services and solutions. Our business is comprised of two reporting segments: IoT Products & Services and IoT Solutions.
In fiscal 2025, our key operating objectives included:
•continuing to transition to complete solutions with software and service offerings included with our products, as this drives ARR, which provides more predictable and higher margin revenues; and
•delivering a higher level of services across our businesses.
During fiscal 2025 we delivered on these objectives by increasing ARR by 31% from the end of fiscal 2024 to the end of fiscal 2025. This included an increase of 33% in our Products and Services business segment and 30% in our Solutions business segment. Our acquisition of Jolt completed in August 2025 was a significant contributor to this increase.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for fiscal 2025 that we believe are most important in these evaluations, with comparisons to fiscal 2024:
•Consolidated revenue was $430 million, an increase of 1%.
•Consolidated gross profit was $271 million an increase of 8%.
•Consolidated gross profit margin was 62.9%, an increase of 400 basis points.
•Consolidated operating income was $56 million an increase of 17%.
•Consolidated operating margin was 13.1%, an increase of 180 basis points.
•Net income was $41 million, an increase of 81%.
•Net income per diluted share was $1.08, an increase of 77%.
•Adjusted net income was $79 million, an increase of 8%.
•Adjusted net income per diluted share was $2.10, an increase of 6%.
•Adjusted EBITDA was $108 million, or 25.2% of revenue, compared to $98 million or 23.1% of revenue, an increase of 11%.
•ARR was over $152 million at the end of the fiscal year, an increase of 31%.
Key trends regarding our existing business
We believe the following trends will continue to impact our business in fiscal 2026 and beyond:
•We believe the market for Industrial IoT products and services is in the midst of a long-term expansion across a broad range of industries and solutions.
•As recurring revenue from subscription and cloud monitoring services becomes a greater portion of our overall revenue, delivering at higher operating margins rates than one-time revenue, we expect operating margin rates to expand.
•Technology infrastructure necessary to support the deployment of artificial intelligence and other innovations has seen a significant increase in spending on datacenters and other related infrastructure and we have been and expect to be a beneficiary of this ongoing trend.
In addition to the above trends, there are a number of macro circumstances globally that we continue to monitor for potential impacts on our business. These include evolving international trade policies, global economic conditions, and political tensions that may have the potential to disrupt our business or those of our vendors or customers.
Tariffs imposed by various governments globally have the potential to disrupt existing supply chains and impose additional costs on our business. For instance, escalations in the trade conflict with China could lead to export restrictions on critical components and technologies and higher tariffs that , if implemented, could impact our supply chain and product costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Monetary and fiscal policies continue to fluctuate globally in response to inflationary and deflationary pressures. These situations could all lead to potential adverse impacts on a wide range of businesses and could affect the businesses of our vendors and customers in ways that could harm our business. Due to the war in Ukraine, sanctions remain imposed on trade with Russia and Belarus which has the potential to disrupt the supply of raw materials needed to make components. Political tensions between China and other nations have intensified, which could lead to similar issues. Additionally, while a ceasefire agreement recently eased some geopolitical risk in the Middle East, the region remains volatile, which could all lead to disruptions in shipping routes and elevated oil prices that could impact our transportation costs.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our consolidated statements of operations:

	Year ended September 30,				% incr.
($ in thousands)	2025		2024		(decr.)
Revenue	$430,221	100.0%	$424,046	100.0%	1.5%
Cost of sales	159,544	37.1	174,140	41.1	(8.4)
Gross profit	270,677	62.9	249,906	58.9	8.3
Operating expenses	214,387	49.8	201,817	47.6	6.2
Operating income	56,290	13.1	48,089	11.3	17.1
Other expense, net	(6,373)	(1.5)	(25,231)	(5.9)	(74.7)
Income before income taxes	49,917	11.6	22,858	5.4	118.4
Income tax expense	9,113	2.1	353	0.1	NM
Net income	$40,804	9.5%	$22,505	5.3%	81.3
NM means not meaningful
REVENUE BY SEGMENT

	Year ended September 30,
($ in thousands)	2025		2024		% Increase (decrease)
Revenue
IoT Products & Services	$317,883	73.9%	$324,444	76.5%	(2.0)
IoT Solutions	112,338	26.1	99,602	23.5	12.8
Total revenue	$430,221	100.0%	$424,046	100.0%	1.5
IoT Products & Services
IoT Products & Services revenue decreased 2.0% for fiscal 2025, as compared to fiscal 2024. The decrease consisted of a $11.5 million decline in one-time sales, with no material impact from pricing. This was driven by lower demand for some products,in part attributable to some customers reducing inventory stockpiled from when supply chains were stressed. This decrease was partially offset by increased demand for some products from new project-based customer initiatives, including among others, significant demand from data center build outs. The decrease also was partially offset by $4.9 million of recurring revenue growth across our offerings.
IoT Solutions
IoT Solutions revenue increased 12.8% for fiscal 2025, as compared to fiscal 2024. The increase consisted of a $11.2 million increase in recurring revenue, driven by growth in both SmartSense® and Ventus and the addition of Jolt. There was also a $1.5 million increase in one-time sales driven by growth in both SmartSense and Ventus and the addition of Jolt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ARR
ARR was $152 million as of September 30, 2025, compared to $116 million as of September 30, 2024. IoT Products & Services ARR was $32 million as of September 30, 2025, compared to $24 million as of September 30, 2024. This increase was due to growth in the subscription base across remote management platforms and extended warranty offerings, as attach rates increased. IoT Solutions ARR was $120 million as of September 30, 2025, compared to $92 million as of September 30, 2024, driven primarily by the acquisition of Jolt, as well as growth in both SmartSense and Ventus.

COST OF GOODS SOLD AND GROSS PROFIT

	Year ended September 30,				% Increase (decrease)
($ in thousands)	2025		2024
Cost of sales	$159,544	37.1%	$174,140	41.1%	(8.4)
Gross profit	270,677	62.9%	249,906	58.9%	8.3
Gross profit margin of 62.9% increased 400 basis points for fiscal 2025 as compared to the prior fiscal year. This increase was the result of favorable margin mix within product sales and a higher proportion of volume from recurring revenue, which has a higher margin.

OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Year ended September 30,
($ in thousands)	2025		2024		$ increase (decrease)	% Increase (decrease)
Operating Expenses
Sales and marketing	$91,834	21.3%	$83,278	19.7%	$8,556	10.3%
Research and development	63,659	14.8	60,289	14.2	3,370	5.6
General and administrative	58,894	13.7	58,250	13.7	644	1.1
Total operating expenses	$214,387	49.8%	$201,817	47.6%	$12,570	6.2%
The $12.6 million increase in operating expenses in fiscal 2025 from fiscal 2024 was due to a $11.8 million increase in labor expense, a $4.6 million increase in non-labor expense and a $1.9 million decrease in gains on the sale of intangible assets, partially offset by a $5.7 million litigation reserve increase in fiscal 2024 that did not reoccur. These variances include the incremental operating expenses from the Jolt acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OPERATING INCOME

	Year ended September 30,				Basis point increase (decrease)
($ in thousands)	2025		2024
Operating Income
IoT Products & Services	$46,918	14.8%	$46,482	14.3%	50
IoT Solutions	9,372	8.3%	1,607	1.6%	670
Total operating income	$56,290	13.1%	$48,089	11.3%	180
IoT Products & Services
IoT Products & Services operating income increased 50 basis points for fiscal 2025, as compared to fiscal 2024. This increase was the result of favorable margin mix partially offset by an increase in operating expenses and increased inventory-related expenses.
IoT Solutions
IoT Solutions operating income increased 670 basis points for fiscal 2025, as compared to fiscal 2024. This increase was the result of favorable margin mix and a $5.7 million decrease in litigation reserves partially offset by increases in other operating expenses.
OTHER EXPENSE, NET

	Year ended September 30,
($ in thousands)	2025		2024		$ increase (decrease)	% Increase (decrease)
Other expense, net
Interest expense, net	$(6,319)	(1.5)%	$(15,415)	(3.7)%	$9,096	(59.0)%
Debt issuance cost write off	—	—	(9,722)	(2.3)	9,722	(100.0)
Other expense, net	(54)	—	(94)	—	40	(42.6)
Total other expense, net	$(6,373)	(1.5)%	$(25,231)	(6.0)%	$18,858	(74.7)%
The $18.9 million decrease in other expense in fiscal 2025 from fiscal 2024 was driven by a write-off of debt issuance costs in 2024 and a reduction in interest expense due to a decrease in average debt outstanding and our effective interest rate (see Note 6 to the condensed consolidated financial statements for additional information).
INCOME TAXES
Our effective income tax expense (benefit) rates were 18.3%, 1.5% and 0.6% for fiscal 2025, 2024 and 2023, respectively. The increase from fiscal 2024 to 2025 was a result of an increase in pre-tax earnings, on-time tax effects of the Jolt acquisition completed in the fourth fiscal quarter of 2025 and a change in the tax credits estimate. Our effective tax rate will vary based on a variety of factors. These include our overall profitability, the geographical mix of income before taxes and related statutory tax rate in each jurisdiction, and discrete events, such as settlement of audits (see Note 10 to our consolidated financial statements).
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
Below are reconciliations from GAAP to Non-GAAP information that we believe is important to our business:

Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Year ended September 30,
	2025		2024
		% of total revenue		% of total revenue
Total revenue	$430,221	100.0%	$424,046	100.0%

Net income	40,804	9.5%	$22,505	5.3%
Interest expense, net	6,319		15,415
Debt issuance cost write off	—		9,722
Income tax expense	9,113		353
Depreciation and amortization	33,976		33,064
Stock-based compensation expense	15,363		13,159
Litigation accrual	—		5,700
Changes in fair value of contingent consideration	(181)		(2,111)
Restructuring charge	774		430
Acquisition expense, net	2,251		(127)
Adjusted EBITDA	$108,419	25.2%	$98,110	23.1%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Year ended September 30,
	2025		2024
Net income and net income per diluted share	$40,804	$1.08	$22,505	$0.61
Amortization	22,141	0.59	24,552	0.66
Stock-based compensation expense	15,363	0.41	13,159	0.36
Other non-operating expense, net	54	—	94	—
Acquisition expense, net	2,251	0.06	(127)	—
Litigation accrual	—	—	5,700	0.15
Changes in fair value of contingent consideration	(181)	—	(2,111)	(0.06)
Restructuring charge	774	0.02	430	0.01
Interest expense, net	6,319	0.17	15,415	0.42
Debt issuance cost write off	—	—	9,722	0.26
Tax effect from above net income adjustments (1)	(8,160)	(0.23)	(17,005)	(0.45)
Discrete tax expenses (2)	(121)	—	1,212	0.03
Adjusted net income and adjusted net income per diluted share (3)	$79,244	$2.10	$73,546	$1.99
Diluted weighted average common shares		37,739		36,984
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2025 and 2024 based on adjusted net income.
(2)For the twelve months ended September 30, 2025 and September 30, 2024, discrete tax benefits include excess tax benefits recognized on stock compensation and expiring statute of limitations.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As follows, our consolidated statements of cash flows for the years ended September 30, 2025 and 2024 is summarized:

	Year ended September 30,
($ in thousands)	2025	2024
Operating activities	$107,959	$83,092
Investing activities	(148,332)	3
Financing activities	34,624	(89,048)
Effect of exchange rate changes on cash and cash equivalents	141	1,770
Net decrease in cash and cash equivalents	$(5,608)	$(4,183)
Cash flows from operating activities increased $24.9 million as a result of:
•a $18.3 million increase in net income in fiscal 2025,
•a $24.2 million increase in net operating assets for fiscal 2025 compared to a $11.7 million increase in fiscal 2024,
•a $5.1 million increase in deferred income tax benefits,
•a $2.2 million increase in stock-based compensation,
•and a $2.2 million increase in gains from the sale of assets in fiscal 2024.
These increases were partially offset by:
•a $9.7 million debt issuance cost write-off included in net income in fiscal 2024 and
•a $5.7 million litigation accrual included in net income in fiscal 2024.
Cash flows used in investing activities decreased $148.3 million as a result of:
•$145.7 million used in the acquisition of Jolt, net of the $2.8 million cash assumed,
•a $2.2 million decrease in proceeds from the sale of property, equipment, improvements and certain other intangible assets
•and a $0.4 million increase in purchases of property, equipment, improvements and certain other intangible assets.
Cash flows from financing activities increased $123.7 million as a result of:
•debt payments of $114.3 million in the fiscal 2025, compared to debt payments of $304.7 million in fiscal 2024
•and a $0.5 million increase in proceeds from stock option exercises and employee stock purchase plan transactions.
These were partially offset by:
•net proceeds of $214.1 million from the issuance of a new credit facility in the first quarter of fiscal 2024 compared to $150.0 million from a draw on the credit facility in the fourth quarter of 2025,
•and a $3.3 million increase in taxes paid to satisfy tax withholding obligations of holders of options to purchase common shares and restricted stock unit awards in connections with net share settlements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONTRACTUAL OBLIGATIONS
The following summarizes our contractual obligations at September 30, 2025:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$13,459	$3,741	$4,013	$3,720	$1,985
Revolving loan	160,000	—	—	160,000	—
Total	$173,459	$3,741	$4,013	$163,720	$1,985
The operating lease agreements included above primarily relate to office space. The table above does not include our possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $4.3 million as of September 30, 2025. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The above table also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
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
During 2025, 2024 and 2023, we had approximately $88.3 million, $121.6 million and $121.1 million, respectively, of revenue related to foreign customers including export sales, of which $0.2 million, $0.4 million and $0.8 million, respectively, were denominated in foreign currencies, predominantly the Canadian Dollar. In future periods, we continue to expect that the majority of our sales will be in U.S. Dollar.
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
Subscription and Support Services Revenue
Our SmartSense by Digi®, including Jolt, and Ventus subscription revenue is based on contracts with at least an annual term and is recorded on a monthly basis. These subscriptions are generally in a range from one to five years, and may contain an evergreen renewal provision. Generally, our subscription renewal charges per month are the same as the original contract term.
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
Contracts with Multiple Performance Obligations
From time to time we have contracts from customers with multiple performance obligations. Our hardware products may be combined with our Digi Remote Manager PaaS offering as well as other support services in an individual contract. Our SmartSense by Digi and Jolt revenues typically are derived from contracts with multiple performance obligations. These obligations may include: delivery of monitoring equipment that the customer purchases out-right, monitoring services, providing condition alerts of assets being monitored, and recertification of sensor equipment. When we retain ownership of the equipment, we charge an implementation fee to the customer so they can begin using the equipment. In these instances, all revenue derived from the above obligations is recognized over the subscription term of the contract. If the customer purchases the equipment out-right, that portion of the revenue is recognized at the stand-alone selling price at the time the equipment is

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
GOODWILL
Goodwill represents the excess of cost over the fair value of identifiable assets acquired. Goodwill is tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. For our quantitative goodwill impairment tests, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, an impairment loss must be recognized for the excess. We have two reportable segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 4 to the consolidated financial statements). Each of our two reporting units have been tested individually for impairment.
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS COMBINATIONS
Our acquisitions are accounted for under ASC ("Accounting Standards Codification") 805, Business Combinations. Accordingly, the assets and liabilities of acquired companies are included in the Consolidated Balance Sheets from the acquisition date, adjusted to reflect their fair value. Intangible assets are measured and recognized at fair value and amortized over their estimated useful lives.
Customer relationships are valued using the multi-period excess earnings method. The multi-period excess earnings method estimates the discounted net earnings attributable to the customer relationships that were acquired after considering items such as possible customer attrition. Estimated useful lives were determined based on the length and trend of projected cash flows. The length of the projected cash flow period was determined based on the expected attrition of the customer relationships, which is based on our historical experience and future expectations for renewing and extending similar customer relationships.
Technology and trade names are valued using the relief from royalty method to estimate the cost savings that will accrue to the Company, which would otherwise have to pay royalties or license fees on revenue earned by using the asset. The useful lives of the assets were determined based on management’s estimate of the period of time the technology or name will be in use.

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
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of September 30, 2025, we had $160.0 million outstanding under our Credit Facility. Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.75% to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio. Based on the balance sheet position for both the Revolving Loan at September 30, 2025, the annualized effect of a 25-basis point change in interest rates would increase or decrease our interest expense by $0.4 million. For additional information, see Note 6 to our consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.
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
The table below compares the average monthly exchange rates of the Euro, British Pound Canadian Dollar and Australian Dollar:

	Fiscal year ended September 30,		% increase
	2025	2024	(decrease)
Euro	1.0580	1.1111	(4.8)%
British Pound	1.3061	1.3221	(1.2)%
Canadian Dollar	0.7149	0.7381	(3.1)%
Australian Dollar	0.6437	0.6773	(5.0)%
A 10.0% change from the 2025 average exchange rate for the Euro, British Pound, Canadian Dollar and Australian Dollar to the U.S. Dollar would have resulted in an immaterial increase or decrease in fiscal 2025 annual revenue and a 0.9% increase or decrease in stockholders' equity at September 30, 2025. The above analysis does not take into consideration any pricing adjustments we may make in response to changes in the exchange rates.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Digi International Inc. and subsidiaries (the "Company") as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill — IoT Solutions — Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used a combination of the income approach and market approach to estimate fair value, which requires management to make significant estimates and assumptions, specifically related to discount rate and forecasts of future revenue growth rates, gross margins and earnings before income taxes, depreciation, and amortization (“EBITDA”) margins used in the income approach. Changes in these assumptions could have a significant impact on the fair value. The goodwill balance was $343.1 million as of June 30, 2025, of which $167.6 million was allocated to the IoT Solutions reporting unit.
We identified goodwill for the IoT Solutions reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of this reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and forecasts of future revenue growth rates, gross margins, EBITDA margins within the IoT Solutions reporting unit.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the discount rate and forecasts of revenue growth rates, future gross margins, and EBITDA margins within the IoT Solutions reporting unit used by management to estimate the fair value of the reporting unit included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the IoT Solutions reporting unit, such as controls related to management’s selection of the discount rate and forecasts of revenue growth rates, gross margins, and EBITDA margins within the IoT Solutions reporting unit.
•We evaluated management’s ability to accurately forecast the revenue growth rates, gross margins and EBITDA margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s revenue growth rates, gross margin and EBITDA margin forecasts by comparing the forecasts to:
◦Historical revenue growth rates, gross margins and EBITDA margins.
◦Forecasted information included in Company press releases as well as in industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate by:
◦Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

Acquisitions – Jolt Software, Inc. – Customer Relationship Intangible Asset – Refer to Note 1 and Note 2 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Jolt Software, Inc. (“Jolt”) for $148.5 million on August 18, 2025. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a customer relationship intangible asset of $99 million. Management estimated the fair value of the customer relationship intangible asset using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of the intangible asset required management to make significant estimates and assumptions related to the selection of the discount rate and attrition rate, and the determination of future cash flows including revenue growth rates and EBITDA margins.
We identified the fair value determination of the customer relationship intangible asset of Jolt as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of this asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of this asset. Specific assumptions that required a high degree of judgment included the selection of the discount rate and attrition rate, and the determination of future cash flows including revenue growth rates and EBITDA margins.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the discount rate and attrition rate, and the determination of future cash flows including revenue growth rates and EBITDA margins included the following, among others:
•We tested the effectiveness of controls over the valuation of the customer relationship, including management’s controls over the selection of the discount rate and attrition rate, and the determination of future cash flows including revenue growth rates and EBITDA margins.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies, attrition rate and discount rate by:
◦Testing the source information underlying the determination of the attrition rate and discount rate and testing the mathematical accuracy of the calculations.
◦Obtaining an understanding of the methodology used in determining the fair value of customer relationship and determining whether the methodology is acceptable in accordance with applicable accounting and valuation standards.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.
•We tested management’s determination of future cash flows including revenue growth rates and EBITDA margins by comparing the forecasts to:
◦Historical revenue growth rates and EBITDA margins of Jolt.
◦Forecasted information included in industry reports for the Company and certain of its peer companies.
•We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
November 21, 2025

We have served as the Company’s auditor since 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2025	2024	2023
	(in thousands, except per common share data)
Revenue:
Product	$296,584	$304,540	$331,162
Service	133,637	119,506	113,687
Total revenue	430,221	424,046	444,849
Cost of sales:
Cost of product	128,028	144,790	161,451
Cost of service	27,583	25,537	27,233
Amortization	3,933	3,813	3,962
Total cost of sales	159,544	174,140	192,646
Gross profit	270,677	249,906	252,203
Operating expenses:
Sales and marketing	91,834	83,278	81,681
Research and development	63,659	60,289	58,648
General and administrative	58,894	58,250	61,779
Total operating expenses	214,387	201,817	202,108
Operating income	56,290	48,089	50,095
Other expense, net:
Interest expense, net	(6,319)	(15,415)	(25,236)
Debt issuance cost write off	—	(9,722)	—
Other (expense) income, net	(54)	(94)	59
Total other expense, net	(6,373)	(25,231)	(25,177)
Income before income taxes	49,917	22,858	24,918
Income tax expense	9,113	353	148
Net income	$40,804	$22,505	$24,770

Net income per common share:
Basic	$1.10	$0.62	$0.69
Diluted net income per common share:
Diluted	$1.08	$0.61	$0.67
Weighted average common shares:
Basic	36,959	36,316	35,820
Diluted	37,739	36,984	36,869
The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2025	2024	2023
	(in thousands)
Net income	$40,804	$22,505	$24,770
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(50)	3,267	(957)
Other comprehensive (loss) income, net of tax	(50)	3,267	(957)
Comprehensive income	$40,754	$25,772	$23,813

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	As of September 30,
	2025	2024
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$21,902	$27,510
Accounts receivable, net	63,453	69,640
Inventories	38,911	53,357
Income taxes receivable	1,875	173
Prepaid expenses and other current assets	4,558	3,767
Total current assets	130,699	154,447
Property, equipment and improvements, net	34,022	34,915
Identifiable intangible assets, net	350,688	252,909
Goodwill	392,872	342,774
Deferred tax assets	5,131	16,141
Operating lease right-of-use assets	8,430	10,207
Other non-current assets	804	3,682
Total assets	$922,646	$815,075
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	35,871	23,759
Income taxes payable	522	2,549
Accrued compensation	16,261	13,995
Unearned revenue	40,671	30,556
Current portion of operating lease liabilities	3,361	2,973
Other current liabilities	11,124	15,505
Total current liabilities	107,810	89,337
Income taxes payable	3,261	2,749
Deferred tax liabilities	164	1,308
Long-term debt	159,152	123,185
Operating lease liabilities	8,671	11,228
Other non-current liabilities	7,511	6,233
Total liabilities	286,569	234,040
Commitments and Contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 43,641,997 and 42,996,725 shares issued	436	430
Additional paid-in capital	437,391	420,413
Retained earnings	288,154	247,350
Accumulated other comprehensive loss	(23,794)	(23,744)
Treasury stock, at cost, 6,471,074 and 6,449,364 shares	(66,110)	(63,414)
Total stockholders’ equity	636,077	581,035
Total liabilities and stockholders’ equity	$922,646	$815,075

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2025	2024	2023
Operating activities:	(in thousands)
Net income	$40,804	$22,505	$24,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	11,836	8,511	6,753
Amortization	22,409	25,106	27,203
Write-off of debt issuance costs	—	9,722	—
Stock-based compensation expense	15,363	13,159	13,286
Deferred income tax provision	(6,662)	(11,761)	(12,739)
Litigation accrual	—	5,700	—
Other, net	42	(1,540)	(806)
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	7,542	(13,641)	(5,558)
Inventories	8,228	8,786	(5,062)
Other assets	2,592	(107)	(1,214)
Income taxes	(3,294)	2,281	4,088
Accounts payable	9,615	6,448	(15,503)
Accrued expenses	(516)	7,923	1,533
Net cash provided by operating activities	107,959	83,092	36,751
Investing activities:
Acquisition of businesses, net of cash acquired	(145,702)	—	—
Purchase of property, equipment, improvements and certain other intangible assets	(2,630)	(2,226)	(4,345)
Proceeds from sales of intangibles	—	2,229	—
Net cash (used in) provided by investing activities	(148,332)	3	(4,345)
Financing activities:
Proceeds from long-term debt	150,000	214,062	—
Payments on long-term debt	(114,300)	(304,725)	(36,375)
Proceeds from stock option plan transactions	3,525	2,978	3,926
Proceeds from employee stock purchase plan transactions	2,285	2,206	2,263
Taxes paid for net share settlement of share-based payment awards	(6,886)	(3,569)	(4,314)
Net cash provided by (used in) financing activities	34,624	(89,048)	(34,500)
Effect of exchange rate changes on cash and cash equivalents	141	1,770	(1,113)
Net decrease in cash and cash equivalents	(5,608)	(4,183)	(3,207)
Cash and cash equivalents, beginning of period	27,510	31,693	34,900
Cash and cash equivalents, end of period	$21,902	$27,510	$31,693

Supplemental disclosures of cash flow information:
Interest paid	$6,404	$14,763	$26,351
Income taxes paid, net	$18,421	$7,306	$8,693
Supplemental schedule of non-cash investing and financing activities:
Accrual for property, equipment, improvements and certain other intangibles assets	$(793)	$(164)	$(277)
Transfer of inventory to property, equipment and improvements	$(7,793)	$(12,252)	$(3,889)

The accompanying notes are an integral part of the consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

DIGI INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Equity
Balance on September 30, 2022	41,950	$420	6,413	$(58,172)	$385,244	$200,075	$(26,054)	$501,513
Net income	—	—	—	—	—	24,770	—	24,770
Other comprehensive loss	—	—	—	—	—	—	(957)	(957)
Employee stock purchase issuances	—	—	(83)	787	1,476	—	—	2,263
Taxes paid for net share settlement of share-based payment awards	—	—	106	(4,121)	(193)	—	—	(4,314)
Issuance of stock under stock award plans	551	5	—	—	3,922	—	—	3,927
Stock-based compensation expense	—	—	—	—	13,286	—	—	13,286
Balance on September 30, 2023	42,501	425	6,436	(61,506)	403,735	224,845	(27,011)	540,488
Net income	—	—	—	—	—	22,505	—	22,505
Other comprehensive income	—	—	—	—	—	—	3,267	3,267
Employee stock purchase issuances	—	—	(102)	998	1,209	—	—	2,207
Taxes paid for net share settlement of share-based payment awards	—	—	115	(2,906)	(663)	—	—	(3,569)
Issuance of stock under stock award plans	496	5	—	—	2,973	—	—	2,978
Stock-based compensation expense	—	—	—	—	13,159	—	—	13,159
Balances, September 30, 2024	42,997	430	6,449	(63,414)	420,413	247,350	(23,744)	581,035
Net income	—	—	—	—	—	40,804	—	40,804
Other comprehensive loss	—	—	—	—	—	—	(50)	(50)
Employee stock purchase issuances	—	—	(92)	972	1,313	—	—	2,285
Taxes paid for net share settlement of share-based payment awards	—	—	114	(3,668)	(3,218)	—	—	(6,886)
Issuance of stock upon under stock award plans	645	6	—	—	3,520	—	—	3,526
Stock-based compensation expense	—	—	—	—	15,363	—	—	15,363
Balances, September 30, 2025	43,642	$436	6,471	$(66,110)	$437,391	$288,154	$(23,794)	$636,077

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
The following table presents a reconciliation of the allowance for credit losses (in thousands):

	Year ended September 30,
	2025	2024
Balance at beginning of period	$1,562	$1,693
Additions	6,691	2,090
Uncollectible accounts charged to allowance, net of recoveries	(1,836)	(2,221)
Balance at end of period	$6,417	$1,562

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
Identifiable Intangible Assets
Purchased proven technology, license agreements, covenants not to compete and other identifiable intangible assets are recorded at fair value when acquired in a business acquisition, or at cost when not purchased in a business acquisition. All identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives of three years to 20.5 years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. Amortization of purchased and core technology is included in cost of sales in the Consolidated Statements of Operations. Amortization of all other acquired identifiable intangible assets is charged to operating expenses as a component of general and administrative expense or research and development.
Identifiable intangible assets are reviewed for impairment whenever events or circumstances indicate that undiscounted expected future cash flows are not sufficient to recover the carrying value amount. Impairment losses, if any, are recorded in the period the impairment is identified. There were no impairments identified in fiscal 2025, 2024 or 2023.
Goodwill
Goodwill represents the excess of cost over the fair value of identifiable assets acquired.  Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment.
We have two reportable and operating segments: our IoT Products & Services segment and our IoT Solutions segment (see Note 4 to the consolidated financial statements). We have two reporting units that have been tested individually for impairment.
Our goodwill impairment tests as of June 30, 2025, June 30,2024 and June 30, 2023 indicated no impairment (see Note 3). During the fourth quarter of fiscal 2025, we assessed various qualitative factors to determine whether or not an additional goodwill impairment assessment was required as of September 30, 2025, and we concluded that no additional impairment assessment was required.
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
Equipment revenue from SmartSense by Digi, including Jolt, and Ventus within our IoT Solutions segment is recognized upon shipment of the equipment to a customer. Installation service charges from these sales are recorded when the product is installed.
Subscription and Support Services Revenue
Our SmartSense by Digi, including Jolt, and Ventus subscription revenue is recorded on a monthly basis. These subscriptions are generally in a range from one year to five years, and may contain an evergreen renewal provision. Generally, our subscription renewal charges per month are the same as the original contract term.
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
Foreign Currency Translation
Financial position and results of operations of our international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at the end of each reporting period. For our international subsidiaries, our statements of operations accounts are translated at the weighted average rates of exchange prevailing during each reporting period. Translation adjustments arising from the use of differing currency exchange rates from period to period are included in accumulated other comprehensive loss in stockholders’ equity. Gains and losses on foreign currency exchange transactions, as well as translation gains or losses on transactions denominated in currencies other than an entity’s functional currency, are reflected in the statement of operations. During fiscal 2025, 2024 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
2023 there were net transaction (losses) gains of $(0.1) million, $(0.1) million and $0.0 million, respectively that were recorded in other income, net. We manage our net asset or net liability position for U.S. dollar accounts in our foreign locations to reduce our foreign currency risk. We have not implemented a formal hedging strategy.
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
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Year ended September 30,
	2025	2024	2023
Numerator:
Net income	$40,804	$22,505	$24,770
Denominator:
Denominator basic net income per common share — weighted average shares outstanding	36,959	36,316	35,820
Effect of dilutive securities:
Stock options and restricted stock units	780	668	1,049
Denominator diluted net income per common share — adjusted weighted average shares	37,739	36,984	36,869

Net income per common share, basic	$1.10	$0.62	$0.69
Net income per common share, diluted	$1.08	$0.61	$0.67
Because their effect would be anti-dilutive at period end, certain potentially dilutive shares related to stock options to purchase common shares were excluded in the above computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common shares. For the years ended September 30, 2025, 2024 and 2023, such excluded stock options were 208,603, 678,697 and 395,190, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Business Combinations
Our acquisitions are accounted for under ASC 805, Business Combinations. Accordingly, the assets and liabilities of acquired companies are included in the Consolidated Balance Sheets from the acquisition date, adjusted to reflect their fair value. Intangible assets are measured and recognized at fair value and amortized over their estimated useful lives. We recognize goodwill equal to the difference between the purchase price and identifiable assets and liabilities. Acquisition-related costs are recognized as incurred.
We estimate the fair value of acquired assets and liabilities as of the acquisition date utilizing either a cost or income approach. These methodologies utilize future estimates including, but not limited to, revenues attributable to customer relationships, tax rates, discount rates, royalty rates, obsolescence rates and income tax rates. The valuation of tangible and intangible assets and liabilities resulting from an acquisition is subject to management review and may change materially between the preliminary allocation and end of the purchase price allocation period of one year.
Customer relationships are valued using the multi-period excess earnings method. The multi-period excess earnings method estimates the discounted net earnings attributable to the customer relationships that were acquired after considering items such as possible customer attrition. Estimated useful lives were determined based on the length and trend of projected cash flows. The length of the projected cash flow period was determined based on the expected attrition of the customer relationships, which is based on our historical experience and future expectations for renewing and extending similar customer relationships.
Technology and trade names are valued using the relief from royalty method to estimate the cost savings that will accrue to the Company, which would otherwise have to pay royalties or license fees on revenue earned by using the asset. The useful lives of the assets were determined based on management’s estimate of the period of time the technology or name will be in use.
Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires entities to disclose, on an annual and interim basis, significant segment expenses that are regularly reviewed by the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. This amendment is effective for our fiscal year ending September 30, 2025 and interim periods within our fiscal year ending September 30, 2026. The Company adopted annual requirements under ASU 2023-07 on July 1, 2025 which has been incorporated into Note 4.
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), “Disaggregation of Income Statement Expenses,” which improves disclosures about a company’s expenses and provides more detailed information about the types of expenses in commonly presented expense captions. This amendment is effective for our fiscal year ending September 30, 2028 and interim periods within our fiscal year ending September 30, 2029. We are currently assessing the impact of this guidance on our disclosures.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS
Fiscal 2025 Acquisition
On August 18, 2025, we acquired Jolt for approximately $148.5 million in cash. The acquisition was funded through a combination of cash on hand and debt financing under a draw of $150 million from our existing credit facility committed by BMO Harris Bank N.A.
For tax purposes, this acquisition is treated as a stock acquisition. The goodwill therefore is not deductible except for the $11.0 million in carryover tax basis goodwill. We believe this is a complementary acquisition for us as it significantly enhances our IoT Solutions segment by enhancing Digi's SmartSense service portfolio.
Costs directly related to the acquisition of $1.9 million incurred in fiscal 2025 were charged to operations and are included in general and administrative expense in our consolidated statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.
The following table summarizes the fair values of Jolt assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$148,487

Fair value of net tangible liabilities acquired*	$(4,694)
Deferred tax assets from net operating loss carryforwards and other tax attributes	13,798
Identifiable intangible assets:
Customer relationships	99,000
Purchased and core technology	16,000
Trademarks	4,500
Deferred tax liability on identifiable intangible assets	(30,326)
Goodwill	50,209
Total	$148,487
*Includes $2.8 million in cash assumed in acquisition.
The consolidated balance sheet as of September 30, 2025 reflected the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Purchase price allocations may be subject to future adjustments for the net assets, including intangible assets, acquired working capital balances and income tax assets and liabilities within the one-year measurement period.
The fair value of customer relationships was calculated using the multi-period excess earnings method, while purchased and core technology and trademarks were valued using the relief from royalty method. These methodologies utilize forecasts of future revenues and earnings before income taxes, depreciation and amortization, attrition rates, tax rates, discount rates, royalty rates and obsolescence rates.
The goodwill of $50.2 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Jolt and Digi. The goodwill from this transaction is all included in the IoT Solutions segment.
The weighted average useful life for all the identifiable intangibles listed above is estimated to be 15.8 years. For purposes of determining fair value, the existing customer relationships identified above are assumed to have a useful life of 17.0 years, purchased and core technology is assumed to have useful life of 11 years and trademarks are assumed a useful life of 7.5 years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method which reflects the pattern in which the assets are expected to be consumed.
Jolt's contribution to revenue and operating income during the fiscal year ending September 30, 2025 was not material. In addition, Digi’s net revenue and operating income for the years ended September 30, 2025 and 2024 would not have been materially different from reported results had the acquisition occurred on October 1, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET
Identifiable Intangible Assets, Net
Amortizable identifiable intangible assets, net as of September 30, 2025 and 2024 were comprised of the following (in thousands):

	September 30, 2025			September 30, 2024
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$100,986	$(67,533)	$33,453	$85,041	$(63,654)	$21,387
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	45,468	(24,870)	20,598	40,335	(22,047)	18,288
Customer relationships	408,198	(111,561)	296,637	309,223	(95,989)	213,234
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(1,000)	—
Total	$556,364	$(205,676)	$350,688	$436,311	$(183,402)	$252,909
Amortization expense is included in our consolidated statements of operations in cost of sales and general and administrative expense. Amortization expense in cost of sales includes amortization for purchased and core technology and certain patents and trademarks.
Amortization expense for fiscal years 2025, 2024 and 2023 was as follows (in thousands):

Fiscal year	Total
2025	$22,141
2024	24,552
2023	$25,226
Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal year	Total
2026	$28,504
2027	28,504
2028	28,296
2029	26,412
2030	$26,009
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2023	$173,957	$167,636	$341,593
Foreign currency translation adjustment	1,136	45	1,181
Balance on September 30, 2024	$175,093	$167,681	$342,774
Acquisition	—	50,209	50,209
Foreign currency translation adjustment	173	(284)	(111)
Balance on September 30, 2025	$175,266	$217,606	$392,872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS, NET (CONTINUED)
No goodwill impairment has been recorded in any period presented. Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is quantitatively tested for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We continue to have two reportable and operating segments, our IoT Products & Services segment and our IoT Solutions segment (see Note 4). These two reporting units were included in our fiscal 2025 annual impairment test.

For our quantitative goodwill impairment tests, we determine the estimated fair value of each reporting unit and compare it to the carrying value of the reporting unit, including goodwill. If the carrying amount of a reporting unit is higher than its estimated fair value, then an impairment loss must be recognized for the excess. Fair values for the two reporting units were each estimated on a standalone basis using a weighted combination of the income approach and market approach.
The income approach indicates the fair value of a business based on the value of the cash flows the business or asset can be expected to generate in the future. A commonly used variation of the income approach used to value a business is the discounted cash flow (“DCF”) method. The DCF method is a valuation technique in which the value of a business is estimated on the earnings capacity, or available cash flow, of that business. Earnings capacity represents the earnings available for distribution to stockholders after consideration of the reinvestment required for future growth. Significant judgment is required to estimate the amount and timing of future cash flows for each reporting unit and the relative risk of achieving those cash flows. Key assumptions used in the analysis were related to the determination of discount rates and forecasts of future revenue, margins and earnings before income taxes, depreciation and amortization margins. The market approach indicates the fair value of a business or asset based on a comparison of the business or asset to comparable publicly traded companies or assets and transactions in its industry as well as our prior acquisitions. This approach can be estimated through the guideline company method. This method indicates fair value of a business by comparing it to publicly traded companies in similar lines of business. After identifying and selecting the guideline companies, we make judgments about the comparability of the companies based on size, growth rates, profitability, risk, and return on investment in order to estimate market multiples. These multiples are then applied to the reporting units to estimate a fair value.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SEGMENT INFORMATION AND MAJOR CUSTOMERS
We have two reportable segments that also serve as our operating segments: (i) IoT Products & Services and (ii) IoT Solutions. This determination was made by considering both qualitative and quantitative information. The qualitative information included, but was not limited to, the following: each segment is led by a single segment manager that reports to the Chief Operating Decision Maker (CODM), the nature of the products and services and customers differ between the two segments, discrete financial information is available including revenue and operating income for both segments and the CODM is reviewing both segments’ financial information separately to make decisions about the allocation of resources. IoT Products & Services derives revenue from the sale of products and services that help original equipment manufacturers ("OEMs"), enterprise and government customers create and deploy, secure IoT connectivity solutions. IoT Solutions derives revenue from the sale of software-based services that are enabled through the use of connected devices that utilize cellular communications. Our CEO is our CODM. In the fourth quarter of fiscal 2025, the metric he uses to measure profitability within each of our reportable segments was changed from segment gross profit to operating income.
Summary operating results for each of our segments were as follows (in thousands):

	Year ended September 30,
	2025	2024	2023
Revenue
IoT Products & Services	$317,883	$324,444	$345,680
IoT Solutions	112,338	99,602	99,169
Total revenue	$430,221	$424,046	$444,849
Depreciation and amortization
IoT Products & Services	$12,162	$12,446	$12,544
IoT Solutions	21,813	20,615	19,432
Total depreciation and amortization	$33,975	$33,061	$31,976
Other segment items*
IoT Products & Services	$258,803	$265,516	$281,979
IoT Solutions	81,153	77,380	80,799
Total other segment items	$339,956	$342,896	$362,778
Operating income (loss)
IoT Products & Services	$46,918	$46,482	$51,157
IoT Solutions	9,372	1,607	(1,062)
Total operating income	$56,290	$48,089	$50,095
*IoT Products & Services other segment items include cost of sales and operating expenses. IoT Solutions other segment items include cost of sales and operating expenses.
The following table provides a reconciliation of segment operating income to consolidated income before taxes:

	Year ended September 30,
	2025	2024	2023
Total segment operating income	$56,290	$48,089	$50,095
Total other expense, net	(6,373)	(25,231)	(25,177)
Income before income taxes	$49,917	$22,858	$24,918
*Total other expense, net primarily includes interest expense, net in the fiscal years ended September 30, 2025 and 2023 and interest expense, net and debt issuance cost write off in the fiscal year ended September 30, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. SEGMENT INFORMATION AND MAJOR CUSTOMERS (CONTINUED)
Total expended for property, plant and equipment was as follows (in thousands):

	Year ended September 30,
	2025	2024	2023
IoT Products & Services	$1,485	$1,005	$588
IoT Solutions*	733	845	3,510
Total expended for property, plant and equipment	$2,218	$1,850	$4,098
* Excluded from this amount is $7.8 million, $12.3 million and $3.9 million of transfers of inventory to property plant and equipment for subscriber assets for the year ended September 30, 2025, 2024 and 2023, respectively.
Total assets for each of our segments were as follows (in thousands):

	As of September 30,
	2025	2024
IoT Products & Services	$338,454	$376,998
IoT Solutions	562,290	410,567
Segment assets	$900,744	$787,565
Unallocated*	21,902	27,510
Total assets	$922,646	$815,075
*Unallocated consists of cash and cash equivalents.
Net property, equipment and improvements by geographic location were as follows (in thousands):

	As of September 30,
	2025	2024
United States	$33,563	$34,416
International	459	499
Total net property, equipment and improvements	$34,022	$34,915
Our U.S. export sales represented 20.5%, 28.7% and 27.2% of revenue for the fiscal years ended September 30, 2025, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	As of September 30,
	2025	2024
Accounts receivable, net:
Accounts receivable	$78,150	$78,672
Less allowance for credit losses	6,417	1,562
Less reserve for future credit returns and pricing adjustments	8,280	7,470
Total accounts receivable, net	$63,453	$69,640

Inventories:
Raw materials	$10,803	$18,669
Work in process	7	52
Finished goods	28,101	34,636
Total inventories	$38,911	$53,357

Property, equipment and improvements, net:
Land	$570	$570
Buildings	2,338	2,338
Improvements	13,446	11,794
Equipment	20,608	18,422
Purchased software	6,051	5,186
Furniture and fixtures	2,470	2,436
Subscriber assets	48,684	40,787
Total property, equipment and improvements, gross	94,167	81,533
Less accumulated depreciation and amortization	60,145	46,618
Total property, equipment and improvements, net	$34,022	$34,915

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INDEBTEDNESS
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
Borrowings under the 2023 Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the 2023 Credit Facility is in a range of 1.75% to 2.75% for Term SOFR loans and 0.75% to 1.75% for base rate loans, depending on Digi’s total net leverage ratio. All borrowings from October through February 13, 2025 were made at Term SOFR for a one-month interest election period plus an applicable margin of 2.25%. All borrowings in the period after that date were made at Term SOFR for a six-month interest election period plus an applicable margin of 1.75%. Our weighted average interest rate for our 2023 Credit Facility was 6.00% as of September 30, 2025.
In addition to paying interest on the outstanding principal, Digi is required to pay a commitment fee on the unutilized commitments under the 2023 Credit Facility. The commitment fee is between 0.20% and 0.35% depending on Digi’s total net leverage ratio. Our weighted average Revolving Loan commitment fee was 0.20% as of September 30, 2025. The Credit Facility is secured by substantially all of the property of Digi and its domestic subsidiaries.
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
The Revolving Loan is due in a lump sum payment at maturity December 7, 2028, if any amounts are drawn. The fair value of the Revolving Loan approximated carrying value at September 30, 2025.
Digi made payments against the Revolving Loan of $114.3 million and $91.1 million in twelve months ended September 30, 2025 and 2024, respectively.
Digi made early payments against the term loan under the 2021 Credit Facility of $18.9 million in the twelve months ended September 30, 2023.
On August 18, 2025 Digi drew $150.0 million on the Revolving Loan to fund the acquisition of Jolt (see Note 2 for additional information)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. INDEBTEDNESS (CONTINUED)
The following table is a summary of our long-term indebtedness (in thousands):

	Year ended September 30,
	2025	2024
Revolving loan	$160,000	$124,300
Term loan	—	—
Total loans	160,000	124,300
Less unamortized issuance costs	(848)	(1,115)
Less current maturities of long-term debt	—	—
Total long-term debt, net of current portion	$159,152	$123,185
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
7. PRODUCT WARRANTY OBLIGATION
The following table summarizes the activity associated with the product warranty accrual (in thousands) and is listed on our consolidated balance sheets within other current liabilities:

	Year ended September 30,
	2025	2024	2023
Balance at beginning of period	$933	$772	$886
Warranties accrued	842	568	355
Settlements made	(528)	(407)	(469)
Balance at end of period	$1,247	$933	$772

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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	September 30, 2025	September 30, 2024
Assets
Operating leases	Operating lease right-of-use assets	$8,430	$10,207
Total lease assets		$8,430	$10,207

Liabilities
Operating leases	Current portion of operating lease liabilities	$3,361	$2,973
Operating leases	Operating lease liabilities	8,671	11,228
Total lease liabilities		$12,032	$14,201
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Statement of Operations Location	Year ended September 30, 2025	Year ended September 30, 2024
Operating lease cost	Cost of goods sold and SG&A	$3,296	$3,531
Variable lease cost	Cost of goods sold and SG&A	1,256	1,263
Short-term lease cost	Cost of goods sold and SG&A	178	114
Total lease cost		$4,730	$4,908
The following table presents supplemental information related to operating leases (in thousands):

	Year ended September 30, 2025	Year ended September 30, 2024
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$3,065
Right-of-use assets obtained in exchange for new operating lease liabilities	$537	$440

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. LEASES (CONTINUED)

September 30, 2025
Weighted average remaining lease term - operating leases	5.2 years
Weighted average discount rate - operating leases	4.62%
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the Consolidated Balance Sheet as of September 30, 2025 (in thousands):

Fiscal year	Amount
2026	$3,741
2027	2,115
2028	1,897
2029	1,840
2030	1,880
Thereafter	1,986
Total future undiscounted lease payments	13,459
Less imputed interest	(1,427)
Total reported lease liability	$12,032
9. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers:

	Year ended September 30,
($ in thousands)	2025	2024	2023
North America, primarily the United States	$341,904	$302,491	$323,714
Europe, Middle East & Africa	62,887	64,890	69,980
Rest of world	25,430	56,665	51,155
Total revenue	$430,221	$424,046	$444,849

The following table summarizes our revenue by the timing of revenue recognition:

	Year ended September 30,
($ in thousands)	2025	2024	2023
Transferred at a point in time	$303,470	$313,421	$345,119
Transferred over time	126,751	110,625	99,730
Total revenue	$430,221	$424,046	$444,849
We had one distributor customer of Digi's IoT Products & Services segment that represented 13% of consolidated revenue for the twelve months ended September 30, 2025. No customers represented over 10% of consolidated revenue for the twelve months ended September 30, 2024 or 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. REVENUE (CONTINUED)
Contract Balances
Contract Related Assets
Our contract related assets consist of subscriber assets. Subscriber assets are equipment that we provide to customers pursuant to subscription-based contracts.  In these cases, we retain the ownership of the equipment a customer uses and charge the customer subscription fees to receive our end-to-end solutions. The total net book value of subscriber assets of $22.9 million and $23.6 million as of September 30, 2025 and September 30, 2024, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets was $8.6 million and $5.3 million for the twelve months ended September 30, 2025 and 2024, respectively. We depreciate the cost of this equipment over its useful life and include these expenses in cost of sales.
Contract Assets
Contract assets at Digi consist of products and services that have been fulfilled, but for which revenue has not yet been recognized. Our contract asset balances were immaterial as of September 30, 2025 and September 30, 2024.
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
Our contract liabilities were $48.2 million and $36.8 million at September 30, 2025 and 2024, respectively.
Of the $36.8 million and $27.9 million balances as of September 30, 2024 and 2023, Digi recognized $29.7 million and $20.0 million as revenue in the twelve months ended September 30, 2025 and 2024, respectively.
Remaining Performance Obligation
As of September 30, 2025, we had approximately $203.5 million of remaining performance obligations on contracts with an original duration of one year or more. We expect to recognize revenue on approximately $97.3 million of remaining performance obligations over the next 12 months. Revenue from the remaining performance obligations we expect to recognize over a range of two to five years.
10. INCOME TAXES
The components of income before income taxes are (in thousands):

	Year ended September 30,
	2025	2024	2023
United States	$47,517	$19,088	$21,149
International	2,400	3,770	3,769
Income before income taxes	$49,917	$22,858	$24,918

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. INCOME TAXES (CONTINUED)
The components of the income tax expense are (in thousands):

	Year ended September 30,
	2025	2024	2023
Current:
Federal	$12,263	$9,149	$9,894
State	2,318	1,995	1,955
Foreign	1,110	832	598
Deferred:
Federal	(5,563)	(11,189)	(12,131)
Foreign	(1,015)	(434)	(168)
Income tax (benefit) expense	$9,113	$353	$148
Net deferred tax liability consists of (in thousands):

	As of September 30,
	2025	2024
Non-current deferred tax asset	$5,131	$16,141
Non-current deferred tax liability	(164)	(1,308)
Net deferred tax asset (liability)	$4,967	$14,833

Depreciation and amortization	$(5,075)	$(4,735)
Lease asset	(1,927)	(2,283)
Lease liability	2,783	3,183
Inventories	5,737	6,614
Compensation costs	6,308	5,552
Deferred Revenue	10,863	7,595
Other accruals	5,839	5,805
Tax credit carryforwards	4,488	3,531
Net operating loss carryforwards	9,840	323
Valuation allowance	(3,217)	(3,317)
Identifiable intangible assets	(57,926)	(25,533)
Research and development costs	27,254	18,098
Net deferred tax asset (liability)	$4,967	$14,833
As of September 30, 2025, we had $2.8 million of tax carryforwards (net of reserves) related to state research and development tax credits. We also had $38.7 million of US federal net operating losses, $37.3 million of State net operating losses, U.S. foreign tax credits of $0.1 million and foreign tax credits of $0.1 million. The increase in net operating losses is primarily from the acquisition of Jolt. Digi is currently analyzing the impacts of section 382 on the utilization of these net operating losses. The majority of our state research and development tax credits have a 15-year carryforward period. The majority of our non-U.S. net operating losses and tax credit carryforwards have an unlimited carryforward period. Our non-U.S. tax credit carryforwards will expire in 2034. Our valuation allowance for certain U.S. and foreign attributes was $3.2 million and $3.3 million at September 30, 2025 and September 30, 2024, respectively. The decrease in valuation allowance is primarily the result of reduction in reserves against R&D credits. The deferred tax assets realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the amounts of future taxable income. If future taxable income projections are not realized, an additional valuation allowance may be required. This would be reflected as income tax expense at the time that any such change in future taxable income is determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. INCOME TAXES (CONTINUED)
The reconciliation of the statutory federal income tax amount to our income tax benefit is (in thousands):

	Year ended September 30,
	2025	2024	2023
Statutory income tax amount	$10,494	$4,800	$5,233
Increase (decrease) resulting from:
State taxes, net of federal benefits	601	401	636
Employee stock purchase plan	141	159	165
Foreign operations	1,412	1,751	984
Non-deductible executive compensation	734	519	373
Utilization of research and development tax credits	(4,000)	(5,224)	(4,678)
ASU 2016-09 excess stock compensation	(673)	(47)	(1,678)
Changes from provision to return	1,123	(791)	181
Adjustment of tax contingency reserves	465	491	238
U.S. deduction for foreign export sales	(1,724)	(1,827)	(1,419)
Other, net	540	121	113
Income tax (benefit) expense	$9,113	$353	$148
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

	Year ended September 30,
	2025	2024	2023
Unrecognized tax benefits at beginning of fiscal year	$3,602	$3,162	$3,316
Increases related to:
Prior year income tax positions	579	71	100
Current year income tax positions	726	768	858
Decreases related to:
Prior year income tax positions	(92)	—	(159)
Expiration of statute of limitations	(503)	(399)	(953)
Unrecognized tax benefits at end of fiscal year	$4,312	$3,602	$3,162
The total amount of unrecognized tax benefits ("UTB") at September 30, 2025 that, if recognized, would affect our effective tax rate was $4.1 million. We expect that it is reasonably possible that the total amounts of UTB will decrease by approximately $0.1 million over the next 12 months due to the expiration of various statutes of limitations. Of the $4.3 million of UTB, $3.0 million is included in non-current income taxes payable and $1.3 million is included with non-current deferred tax assets on the consolidated balance sheets at September 30, 2025.
We recognize interest and penalties related to income tax matters in income tax expense. During fiscal 2025 and 2024, there were insignificant amounts of interest and penalties related to income tax matters in income tax expense. We accrued $0.1 million in interest and penalties related to unrecognized tax benefits as of September 30, 2025 and 2024. These accrued interest and penalties are included in our non-current income taxes payable on our consolidated balance sheets.

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
We file a U.S. federal income tax return and income tax returns in various states and foreign jurisdictions. With few exceptions, we are no longer subject to state and local or non-U.S. income tax examinations by tax authorities for years before fiscal year 2021.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. This legislation had no material impact to our consolidated financial statements for the fiscal year ended September 30, 2025.
At September 30, 2025, the majority of undistributed foreign earnings were taxed under the one time transition tax and the global intangible low-taxed income ("GILTI") provision of the Tax Cuts and Jobs Act of 2017. Additionally, the previously un-taxed accumulated undistributed foreign earnings from prior fiscal years are still permanently reinvested and, as such, we have not accrued additional U.S. tax. It is our position that the earnings of our foreign subsidiaries are to be reinvested indefinitely to fund current operations and provide for future international expansion opportunities and only repatriate earnings to the extent that U.S. taxes have already been recorded. As of September 30, 2025, we are permanently reinvested with respect to previously non-taxed accumulated earnings in all jurisdictions.
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
11. STOCK-BASED COMPENSATION
Stock-based awards granted in 2025 were granted under the Digi International Inc. 2021 Omnibus Incentive Plan (as amended and restated, the "2021 Plan"). Shares subject to awards under the 2021 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2021 Plan. The authority to grant options under the 2021 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
The 2021 Plan authorizes the issuance of up to 3,500,000 common shares in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based full value awards or other stock-based awards. Eligible participants include our employees, our affiliates, non-employee directors of our Company and any consultant or advisor who is a natural person and provides services to us or our affiliates. Options that have been granted under the 2021 Plan typically vest over a four-year period and will expire if unexercised after seven years from the date of grant. Restricted stock unit awards ("RSUs") that have been granted to directors typically vest in one year. RSUs that have been granted to executives and employees typically vest in January over a four-year period. Performance stock unit awards ("PSUs") that have been granted to an executive will vest based on achievement of a cumulative adjusted earnings per share metric measured over a three-year period. Share-based compensation expenses recorded for this performance award is reevaluated at each reporting period based on the probability of achievement of the goal. The Amended Plan is scheduled to expire on January 28, 2032. Options under the Amended Plan can be granted as either incentive stock options or non-statutory stock options. The exercise price of options and the grant date price of RSUs and PSUs is determined by our Compensation Committee but will not be less than the fair market value of our common stock based on the closing price as of the date of grant. Upon exercise of options or settlement of vested RSUs or PSUs, we issue new shares of stock. As of September 30, 2025, there were approximately 3,356,219 shares available for future grants under the Amended Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. STOCK-BASED COMPENSATION (CONTINUED)
Stock-based awards granted in 2024 were granted under the 2021 Plan before amendments were made to increase the number of authorized shares. There were no other material changes to the plan made in the amendments.
Cash received from the exercise of stock options was $3.5 million, $3.0 million and $3.9 million for the years ended September 30, 2025, 2024 and 2023, respectively. Our stock option plans allow the net exercise of options. Shares with a value of $3.2 million, $0.7 million and $0.2 million were forfeited to satisfy tax withholding for the years ended September 30, 2025, 2024 and 2023, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares, having us retain a portion of shares issuable under the award or paying cash to us for the withholding. During fiscal 2025, 2024 and 2023 our employees forfeited 113,504, 114,889 and 106,012 shares, respectively in order to satisfy $3.7 million, $2.9 million and $4.1 million, respectively, of withholding tax obligations related to stock-based compensation, pursuant to terms of awards under our board and shareholder-approved compensation plans.
We sponsor an Employee Stock Purchase Plan, as amended and restated as of December 10, 2019 (the "Purchase Plan"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The Purchase Plan allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the Purchase Plan, ratified by our stockholders on January 29, 2020, increased the total number of shares to 3,425,000 that may be purchased under the plan. Employee contributions to the Purchase Plan were $2.3 million, $2.2 million and $2.3 million in fiscal 2025, 2024 and 2023, respectively. Pursuant to the Purchase Plan, 91,794, 101,730, and 82,621 shares of common stock were issued to employees during fiscal 2025, 2024 and 2023, respectively. Shares are issued under the Purchase Plan from treasury stock. As of September 30, 2025, 276,703 shares of common stock were available for future issuances under the Purchase Plan.
Stock-based compensation expense is included in the consolidated results of operations as (in thousands):

	Year ended September 30,
	2025	2024	2023
Cost of sales	$794	$698	$628
Sales and marketing	5,276	4,617	4,107
Research and development	2,385	1,931	1,777
General and administrative	6,908	5,913	6,774
Stock-based compensation before income taxes	15,363	13,159	13,286
Income tax benefit	(3,292)	(2,783)	(2,840)
Stock-based compensation after income taxes	$12,071	$10,376	$10,446

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. STOCK-BASED COMPENSATION (CONTINUED)
Stock Options
Below is a summary of our stock options as of September 30, 2025 and changes during the twelve months then ended (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance on September 30, 2024	1,382	$19.01
Granted	65	31.58
Exercised	(572)	16.05
Forfeited / Canceled	(18)	30.77
Balance on September 30, 2025	857	$21.66	2.84	$12,390

Exercisable on September 30, 2025	686	$20.18	2.37	$11,307
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $36.46 as of September 30, 2025, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during each of the twelve months ended September 30, 2025, 2024 and 2023 was $10.1 million, $5.6 million and $5.2 million, respectively.
The table below shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Year ended September 30,
	2025	2024	2023
Weighted average per option grant date fair value	$16.24	$12.45	$19.87
Assumptions used for option grants:
Risk free interest rate	3.93% - 4.38%	3.78% - 4.86%	3.50% - 4.15%
Expected term	6.00 years	6.00 years	6.00 years
Expected volatility	48% - 49%	46% - 48%	46%
Weighted average volatility	48%	46%	46%
Expected dividend yield	0%	0%	0%
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
As of September 30, 2025, the total unrecognized compensation cost related to non-vested stock-based compensation arrangements was $1.8 million. The related weighted average period over which this cost is expected to be recognized was approximately 1.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. STOCK-BASED COMPENSATION (CONTINUED)
As of September 30, 2025, the weighted average exercise price and remaining life of the stock options were (in thousands, except remaining life and exercise price):

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Vested	Weighted Average Exercise Price
$11.18 - $13.76	117	0.92	$13.40	117	$13.40
$13.92 - $17.10	119	2.04	$16.44	119	$16.44
$17.32 - $19.78	129	1.45	$17.99	124	$17.92
$20.02 - $20.69	25	3.14	$20.31	20	$20.39
$21.53 - $21.53	132	3.17	$21.53	126	$21.53
$22.54 - $24.59	158	3.95	$23.91	116	$23.72
$25.15 - $41.16	144	4.74	$33.87	64	$34.67
$11.18 - $41.16	824	2.84	$21.66	686	$20.18
The total grant date fair value of shares vested was $2.5 million, $3.0 million and $4.5 million in each of fiscal 2025, 2024 and 2023, respectively.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units as of September 30, 2025 and changes during the twelve months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested on September 30, 2024	846	$30.15	220	$30.55
Granted	465	$32.24	162	$32.64
Vested	(279)	$27.19	(54)	$30.57
Canceled	(66)	$30.45	(4)	$19.78
Nonvested on September 30, 2025	966	$31.99	324	$31.71
As of September 30, 2025, the total unrecognized compensation cost related to non-vested restricted stock units and performance stock units was $20.4 million and $0.0 million, respectively. The related weighted average period over which these costs are expected to be recognized was approximately 1.8 years and 0.0 years, respectively.
12. EMPLOYEE BENEFIT PLANS
We currently have a savings and profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby eligible employees may contribute up to 25% of their pre-tax earnings subject to certain limits under law.
We provide a match of 100% on the first 3% of each employee’s bi-weekly contribution and a 50% match on the next 2% of each employee’s bi-weekly contribution. We provided matching contributions of $3.8 million for fiscal 2025, $3.7 million for fiscal 2024 and $3.4 million for fiscal 2023. In addition, we may make contributions to the plan at the discretion of the Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES
Leases
We lease certain of our buildings and equipment under noncancelable lease agreements. Please refer to Note 8 to our consolidated financial statements for additional information.
Litigation
In October, 2024 we settled the lawsuit brought on October 23, 2020 by Data Logger Solutions, LLC ("Data Loggers") in Delaware Superior Court against us and our subsidiary Digi SmartSense, LLC for a payment of $5.7 million and a mutual release of all claims associated with the facts that led to the lawsuit. The suit alleged that Data Loggers has not been paid certain commissions it believed it was owed and would continue to be owed under a Reseller Agreement between Data Loggers and TempAlert. SmartSense is the successor of interest of TempAlert and terminated the Reseller Agreement in 2019. Data Loggers claimed it was entitled to actual, speculative and punitive damages in connection with its allegations. In March 2024, a jury found Digi liable for breach of contract and awarded Data Loggers damages of approximately $11.6 million. Delaware law also entitled Data Loggers to seek interest on this award pursuant to a statutory calculation. Each party filed post-trial motions with respect to the jury’s verdict and a hearing on those motions was held on June 28, 2024. Our motions sought to have the case retried or to remit the award of damages. The plaintiffs sought to expand the award of damages for attorney’s fees and interest. The Court granted our motion, remitted the damages award to a pre-interest amount of $5.0 million, and denied Data Loggers’ motion. Court rules permitted Data Loggers to accept the remitted amount or proceed to a new trial on the issue of damages. Following the court’s ruling the parties negotiated the final settlement in lieu of further legal proceedings. Pursuant to ASC 450 we previously made an accrual of $6.2 million for this matter. In the fourth fiscal quarter of 2024, we reversed part of this accrual to reflect the settlement amount of $5.7 million and this amount was paid in the first quarter of fiscal 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) under the Security Exchange Act of 1934, as amended) were effective and provide reasonable assurance on the reliability of our financial reporting and the preparation of Digi's financial statements for external purposes in accordance with generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2025.
In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control–Integrated Framework (2013). Based on this assessment, management concluded that Digi's internal control over financial reporting was effective as of September 30, 2025 based on Internal Control–Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of September 30, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Digi International Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Digi International Inc. and subsidiaries (the “Company”) as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2025, of the Company and our report dated November 21, 2025, expressed an unqualified opinion on those financial statements.
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
November 21, 2025

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
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated into this item by reference is the information appearing under the headings "Proposal No. 1 - Election of Directors", "Corporate Governance", "Security Ownership of Principal Stockholders and Management" and, if applicable, "Delinquent Section 16(a) Reports" in our Proxy Statement for our 2026 Annual Meeting of Stockholders we intend to file with the SEC (the "Proxy Statement").
Information about our Executive Officers
As of the date of filing this Form 10-K, the following individuals were executive officers of the Registrant:

Name	Age	Position
Ronald E. Konezny	57	President and Chief Executive Officer
James J. Loch	53	Executive Vice President, Chief Financial Officer and Treasurer
David H. Sampsell	57	Executive Vice President, Corporate Development, General Counsel and Corporate Secretary
Terrence G. Schneider	59	Senior Vice President Supply Chain Management
James E. Freeland	47	Senior Vice President, Chief Information Officer
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

PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statement and Schedules of Digi (filed as part of this Annual Report on Form 10-K)
1.	Consolidated Statements of Operations for fiscal years ended September 30, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income for fiscal years ended September 30, 2025, 2024 and 2023
Consolidated Balance Sheets as of September 30, 2025 and 2024
Consolidated Statements of Cash Flows for fiscal years ended September 30, 2025, 2024 and 2023
Consolidated Statements of Stockholders’ Equity for fiscal years ended September 30, 2025, 2024 and 2023
Notes to Consolidated Financial Statements
2.	Schedule of Valuation and Qualifying Accounts
3.	Report of Independent Registered Certified Public Accounting Firm

(b) Exhibits
Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC are located under SEC file number 1-34033.

Exhibit Number		Description	Method of Filing

3	(a)	Restated Certificate of Incorporation, as amended (1)	Incorporated by Reference
3	(b)	Amended and Restated By-Laws (2)	Incorporated by Reference
4		Description of Securities	Incorporated by Reference
10	(a)	Digi International Inc. Employee Stock Purchase Plan as amended and restated as of December 10, 2019** (3)	Incorporated by Reference
10	(b)	Digi International Inc. 2018 Omnibus Incentive Plan** (4)	Incorporated by Reference
10	(b)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (5)	Incorporated by Reference
10	(b)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (6)	Incorporated by Reference
10	(b)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (7)	Incorporated by Reference
10	(b)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2018 Omnibus Incentive Plan)** (8)	Incorporated by Reference
10	(c)	Digi International Inc. 2019 Omnibus Incentive Plan** (9)	Incorporated by Reference
10	(c)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (10)	Incorporated by Reference
10	(c)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (11)	Incorporated by Reference
10	(c)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (12)	Incorporated by Reference
10	(c)(iv)	Form of Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2019 Omnibus Incentive Plan)** (13)	Incorporated by Reference
10	(d)	Digi International Inc. 2020 Omnibus Incentive Plan** (14)	Incorporated by Reference
10	(d)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (15)	Incorporated by Reference
10	(d)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (16)	Incorporated by Reference
10	(d)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (17)	Incorporated by Reference

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number		Description	Method of Filing

10	(d)(iv)	Form of (Executive) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (18)	Incorporated by Reference
10	(d)(v)	Form of (Employee) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2020 Omnibus Incentive Plan)** (19)	Incorporated by Reference
10	(e)	Digi International Inc. 2021 Omnibus Incentive Plan (as amended and restated on February 3, 2025)**(20)	Incorporated by Reference
10	(e)(i)	Form of (Director) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (21)	Incorporated by Reference
10	(e)(ii)	Form of (Executive) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (22)	Incorporated by Reference
10	(e)(iii)	Form of (Employee) Restricted Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (23)	Incorporated by Reference
10	(e)(iv)	Form of (Executive) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (24)	Incorporated by Reference
10	(e)(v)	Form of (Employee) Notice of Grant of Stock Options and Option Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (25)	Incorporated by Reference
10	(e)(vi)	Form of (Executive) Performance Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (26)	Incorporated by Reference
10	(e)(vii)	Form of (Executive) Performance Stock Unit Award Agreement (for grants under Digi International Inc. 2021 Omnibus Incentive Plan)** (27)	Incorporated by Reference
10	(f)	Form of indemnification agreement with directors and officers of the Company** (28)	Incorporated by Reference
10	(g)	Employment Agreement between the Company and Ronald E. Konezny dated November 26, 2014** (29)	Incorporated by Reference
10	(h)	Offer letter with David H. Sampsell dated as of April 8, 2011** (30)	Incorporated by Reference
10	(i)	Employment Agreement with Kevin C. Riley dated January 23, 2013** (31)	Incorporated by Reference
10	(j)	Offer letter with James J. Loch dated May 1, 2019** (32)	Incorporated by Reference
10	(k)	Offer letter with Jim Freeland dated January 29, 2024** (33)	Incorporated by Reference
10	(l)
Credit Agreement dated December 7, 2023, by and among Digi International Inc. as the borrower, BMO Bank, N.A., as administrative and collateral agent, BMO Capital Markets Corp., BofA Securities, Inc. and MUFG Bank, Ltd., as joint lead arrangers and joint bookrunners, and other lenders from time-to-time party thereto (34)
Incorporated by Reference
19		Insider Trading Policy (35)	Incorporated by Reference
21		Subsidiaries of the Company	Filed Electronically
23		Consent of Deloitte & Touche LLP	Filed Electronically
24		Powers of Attorney	Filed Electronically
31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically
31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically
32		Section 1350 Certification	Filed Electronically

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (CONTINUED)

Exhibit Number	Description	Method of Filing

97	Policy Relating to Recovery of Erroneously Awarded Compensation (36)	Incorporated by Reference
101
The following financial statements from the Annual Report on Form 10-K for the year ended September 30, 2025, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity, (vi) Notes to Consolidated Financial Statements and (vii) the information set forth in Part II, Item 9B.
Filed Electronically
104	The cover page from Digi International Inc.'s Annual Report on Form 10-K for the year ended September 30, 2025 is formatted in iXBRL (included in Exhibit 101).	Filed Electronically
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

(1)    Incorporated by reference to Exhibit 3(a) to Form 10‑K for the year ended September 30, 1993 (File no. 0‑17972).
(2)    Incorporated by reference to Exhibit 3.1 to Form 8-K filed April 30, 2020.
(3)    Incorporated by reference to Exhibit 10.a to Form 10-Q filed for the quarter ended March 31, 2020.
(4)    Incorporated by reference to Appendix A to definitive proxy statement on Schedule 14A filed December 8, 2017.
(5)    Incorporated by reference to Exhibit 10(a)(i) to Form 10-Q for the quarter ended March 31, 2018.
(6)    Incorporated by reference to Exhibit 10(a)(ii) to Form 10-Q for the quarter ended March 31, 2018.
(7)    Incorporated by reference to Exhibit 10(a)(iii) to Form 10-Q for the quarter ended March 31, 2018.
(8)    Incorporated by reference to Exhibit 10(a)(iv) to Form 10-Q for the quarter ended March 31, 2018.
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
(10)    Incorporated by reference to Exhibit 10(a)(i) to Form 10-Q for the quarter ended March 31, 2019.
(11)    Incorporated by reference to Exhibit 10(a)(ii) to Form 10-Q for the quarter ended March 31, 2019.
(12)    Incorporated by reference to Exhibit 10(a)(iii) to Form 10-Q for the quarter ended March 31, 2019.
(13)    Incorporated by reference to Exhibit 10(a)(iv) to Form 10-Q for the quarter ended March 31, 2019.
(14)    Incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2020.
(15)    Incorporated by reference to Exhibit 10(b)(i) to Form 10-Q for the quarter ended March 31, 2020.
(16)    Incorporated by reference to Exhibit 10(b)(ii) to Form 10-Q for the quarter ended March 31, 2020.
(17)    Incorporated by reference to Exhibit 10(b)(iii) to Form 10-Q for the quarter ended March 31, 2020.
(18)    Incorporated by reference to Exhibit 10(b)(iv) to Form 10-Q for the quarter ended March 31, 2020.
(19)    Incorporated by reference to Exhibit 10(b)(v) to Form 10-Q for the quarter ended March 31, 2020.
(20) Incorporated by reference to Exhibit 99(a) to Form S-8 filed May 8, 2025.
(21) Incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended March 31, 2021.
(22) Incorporated by reference to Exhibit 10(c) to Form 10-Q for the quarter ended March 31, 2021.
(23) Incorporated by reference to Exhibit 10(d) to Form 10-Q for the quarter ended March 31, 2021.
(24) Incorporated by reference to Exhibit 10(e) to Form 10-Q for the quarter ended March 31, 2021.
(25) Incorporated by reference to Exhibit 10(f) to Form 10-Q for the quarter ended March 31, 2021.
(26) Incorporated by reference to Exhibit 10(g) to Form 10-Q for the quarter ended March 31, 2021.
(27) Incorporated by reference to Exhibit 10(b) to Form 10-Q for the quarter ended June 30, 2023.
(28) Incorporated by reference to Exhibit 10 to Form 10‑Q for the quarter ended June 30, 2010.
(29) Incorporated by reference to Exhibit 10.1 to Form 8-K filed December 5, 2014.
(30) Incorporated by reference to Exhibit 10(m) to Form 10-K for the year ended September 30, 2013.
(31) Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended March 31, 2017.
(32) Incorporated by reference to Exhibit 10.1 to Form 8-K filed May 10, 2019.
(33) Incorporated by reference to Exhibit 10(l) to Form 10-K for the year ended September 30, 2024.
(34) Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2023.
(35) Incorporated by reference to Exhibit 19 to Form 10-K for the year ended September 30, 2024.
(36) Incorporated by reference to Exhibit 97 to Form 10-K for the year ended September 30, 2024.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 21, 2025.

DIGI INTERNATIONAL INC.
By: /s/ Ronald E. Konezny Ronald E. Konezny President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 21, 2025.

By: /s/ Ronald E. Konezny Ronald E. Konezny President, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ James J. Loch James J. Loch Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

By:* Satbir Khanuja Director

By:* Christopher D. Heim Director

By:* Hatem H. Naguib Director

By:* Valerie Heusinkveld Director

By:* Allison West Hughes Director
By:* Spiro C. Lazarakis Director

*    Ronald E. Konezny, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the Registrant pursuant to Powers of Attorney duly executed by such persons.

By: /s/ Ronald E. Konezny Ronald E. Konezny Attorney-in-fact

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DIGI INTERNATIONAL INC.
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to Other Accounts	Deductions	Balance at end of period
Valuation allowance - deferred tax assets
September 30, 2025	$3,317	$—	$—	$(263)	$3,054
September 30, 2024	$3,254	$63	$—	$—	$3,317
September 30, 2023	$2,976	$278	$—	$—	$3,254

Reserve for future credit returns and pricing adjustments
September 30, 2025	$3,121	$17,930	$—	$(19,763)	$1,288
September 30, 2024	$1,311	$21,030	$—	$19,220	$3,121
September 30, 2023	$1,131	$20,205	$—	$20,025	$1,311