Form 10-Q
period 2025-12-31
DIGI INTERNATIONAL INC
filed 2026-02-04
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On January 29, 2026, there were 37,611,160 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended December 31,
	2025	2024
	(in thousands, except per share data)
Revenue:
Product	$81,852	$72,785
Service	40,610	31,081
Total revenue	122,462	103,866
Cost of sales:
Cost of product	37,181	31,973
Cost of service	7,573	6,542
Amortization	1,317	953
Total cost of sales	46,071	39,468
Gross profit	76,391	64,398
Operating expenses:
Sales and marketing	25,977	21,757
Research and development	17,154	15,027
General and administrative	16,934	14,255
Total operating expenses	60,065	51,039
Operating income	16,326	13,359
Other expense, net:
Interest expense, net	(2,303)	(2,294)
Other expense, net	(4)	31
Total other expense, net	(2,307)	(2,263)
Income before income taxes	14,019	11,096
Income tax provision	2,308	1,013
Net income	$11,711	$10,083

Net income per common share:
Basic	$0.31	$0.27
Diluted	$0.31	$0.27
Weighted average common shares:
Basic	37,352	36,680
Diluted	38,239	37,483

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended December 31,
	2025	2024
	(in thousands)
Net income	$11,711	$10,083
Other comprehensive income (loss):
Foreign currency translation adjustment	97	(1,762)
Other comprehensive income (loss)	97	(1,762)
Comprehensive income	$11,808	$8,321

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31, 2025	September 30, 2025
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$30,932	$21,902
Accounts receivable, net	59,676	63,453
Inventories	39,567	38,911
Income taxes receivable	4,471	1,875
Prepaid expenses and other current assets	6,756	4,558
Total current assets	141,402	130,699
Property, equipment and improvements, net	32,903	34,022
Intangible assets, net	343,519	350,688
Goodwill	392,094	392,872
Operating lease right-of-use assets	7,757	8,430
Deferred tax assets	—	5,131
Other non-current assets	762	804
Total assets	$918,437	$922,646
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	32,462	35,871
Accrued compensation	9,975	16,261
Unearned revenue	54,698	40,671
Current portion of operating lease liabilities	2,935	3,361
Income taxes payable	—	522
Other current liabilities	13,649	11,124
Total current liabilities	113,719	107,810
Income taxes payable	3,249	3,261
Deferred tax liabilities	175	164
Long-term debt	134,951	159,152
Operating lease liabilities	8,198	8,671
Other non-current liabilities	8,941	7,511
Total liabilities	269,233	286,569
Commitments and Contingencies (See Note 12)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 44,218,745 and 43,641,997 shares issued	442	436
Additional paid-in capital	444,988	437,391
Retained earnings	299,865	288,154
Accumulated other comprehensive loss	(23,697)	(23,794)
Treasury stock, at cost, 6,614,540 and 6,471,074 shares	(72,394)	(66,110)
Total stockholders' equity	649,204	636,077
Total liabilities and stockholders' equity	$918,437	$922,646

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended December 31,
	2025	2024
	(in thousands)
Operating activities:
Net income	$11,711	$10,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	3,199	2,735
Amortization	7,307	5,832
Stock-based compensation	3,987	3,560
Deferred income tax expense	5,142	500
Other	(300)	2
Changes in operating assets and liabilities	4,580	7,007
Net cash provided by operating activities	35,626	29,719
Investing activities:
Acquisition of businesses, net of cash acquired	524	—
Purchase of property, equipment, improvements and certain other intangible assets	(457)	(577)
Proceeds from sale of property, equipment, improvements and certain other intangible assets	300	—
Net cash (used in) provided by investing activities	367	(577)
Financing activities:
Payments of debt issuance costs	(276)	—
Payments on long-term debt	(24,000)	(28,300)
Proceeds from stock option plan transactions	3,311	1,783
Proceeds from employee stock purchase plan transactions	610	517
Taxes paid for net share settlement of share-based payment options and awards	(6,588)	(4,540)
Net cash used in financing activities	(26,943)	(30,540)
Effect of exchange rate changes on cash and cash equivalents	(20)	(177)
Net increase (decrease) in cash and cash equivalents	9,030	(1,575)
Cash and cash equivalents, beginning of period	21,902	27,510
Cash and cash equivalents, end of period	$30,932	$25,935

Supplemental disclosures of cash flow information:
Interest paid	$2,430	$2,369
Income taxes paid, net	300	56
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	(1,425)	(2,098)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(288)	$(108)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Equity
Balances, September 30, 2024	42,997	$430	6,449	$(63,414)	$420,413	$247,350	$(23,744)	$581,035
Net income	—	—	—	—	—	10,083	—	10,083
Other comprehensive loss	—	—	—	—	—	—	(1,762)	(1,762)
Employee stock purchase plan issuances	—	—	(22)	227	290	—	—	517
Taxes paid for net share settlement of share-based payment awards	—	—	100	(3,224)	(1,316)	—	—	(4,540)
Issuance of stock under stock award plans	419	4	—	—	1,778	—	—	1,782
Stock-based compensation expense	—	—	—	—	3,560	—	—	3,560
Balances, December 31, 2024	43,416	$434	6,527	$(66,411)	$424,725	$257,433	$(25,506)	$590,675

Balances, September 30, 2025	43,642	$436	6,471	$(66,110)	$437,391	$288,154	$(23,794)	$636,077
Net income	—	—	—	—	—	11,711	—	11,711
Other comprehensive income	—	—	—	—	—	—	97	97
Employee stock purchase plan issuances	—	—	(20)	217	393	—	—	610
Taxes paid for net share settlement of share-based payment options and awards	—	—	164	(6,501)	(87)	—	—	(6,588)
Issuance of stock under stock award plans	577	6	—	—	3,304	—	—	3,310
Stock-based compensation expense	—	—	—	—	3,987	—	—	3,987
Balances, December 31, 2025	44,219	$442	6,615	$(72,394)	$444,988	$299,865	$(23,697)	$649,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The unaudited condensed consolidated financial statements of Digi International Inc. ("we," "us," "our," "Digi" or "the Company") have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission applicable to interim financial statements. While these financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statement disclosures in Part I, Item 1 of our Annual Report on Form 10-K for the year ended September 30, 2025. We use the same accounting policies in preparing quarterly and annual financial statements. The quarterly results of operations are not necessarily indicative of the results to be expected for the full year.
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), “Disaggregation of Income Statement Expenses,” which requires improved disclosures about a company’s expenses and more detailed information about the types of expenses in commonly presented expense captions. This amendment is effective for our fiscal year ending September 30, 2028 and interim periods within our fiscal year ending September 30, 2029. We currently are assessing the impact of this guidance on our disclosures.
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740), “Improvements to Income Tax Disclosures,” which requires enhanced transparency and decision usefulness of income tax disclosures. This amendment is effective for our fiscal year ending September 30, 2026 and interim periods within our fiscal year ending September 30, 2027. We currently are assessing the impact of this guidance on our disclosures.
2. ACQUISITIONS
On August 18, 2025, we acquired Jolt for an estimated $148.5 million in cash. In the first quarter of fiscal 2026, we made net working capital adjustments due to an underage in the net working capital assumed in the transaction. This resulted in a decrease in consideration of $1.1 million and a reduction to goodwill of $0.9 million. This resulted in an estimated consideration of $147.4 million and goodwill of $49.3 million as of December 31, 2025.
The condensed consolidated balance sheet as of December 31, 2025 reflected the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Purchase price allocations may be subject to future adjustments for the net assets, including intangible assets, acquired working capital balances and income tax assets and liabilities within the one-year measurement period.

3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended December 31,
	2025	2024
Numerator:
Net income	$11,711	$10,083

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	37,352	36,680
Effect of dilutive securities:
Stock options and restricted stock units	887	803
Denominator for diluted net income per common share — adjusted weighted average shares	38,239	37,483

Net income per common share, basic	$0.31	$0.27
Net income per common share, diluted	$0.31	$0.27
Digi excludes certain stock options and restricted stock unit awards that would have an anti-dilutive effect on our diluted net income per share calculation. For the three months ended December 31, 2025 and 2024, 138,789 and 255,054 shares outstanding were excluded, respectively.
4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	December 31, 2025	September 30, 2025
Accounts receivable, net:
Accounts receivable	$74,520	$78,150
Less allowance for credit losses	6,713	6,417
Less reserve for future credit returns and pricing adjustments	8,131	8,280
Accounts receivable, net	$59,676	$63,453
Inventories:
Raw materials	$9,336	$10,803
Work in process	763	7
Finished goods	29,468	28,101
Inventories	$39,567	$38,911

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	December 31, 2025			September 30, 2025
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$101,014	$(68,878)	$32,136	$100,986	$(67,533)	$33,453
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	45,532	(25,594)	19,938	45,468	(24,870)	20,598
Customer relationships	408,211	(116,766)	291,445	408,198	(111,561)	296,637
Non-compete agreements	600	(600)	—	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(1,000)	—
Total	$556,469	$(212,950)	$343,519	$556,364	$(205,676)	$350,688
Amortization expense for intangible assets was $7.2 million and $5.8 million for the three months ended December 31, 2025 and 2024, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2026 and the five succeeding fiscal years is (in thousands):

2026 (nine months)	$21,421
2027	28,555
2028	28,347
2029	26,579
2030	26,175
2031	26,122
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Three months ended December 31, 2025
	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2025	$175,266	$217,606	$392,872
Adjustment (see Note 2)	—	(923)	(923)
Foreign currency translation adjustment	(1)	146	145
Balance on December 31, 2025	$175,265	$216,829	$392,094
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is tested quantitatively for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We have two reportable segments that are also reporting units, IoT Products & Services and IoT Solutions (see Note 7). Each of these reporting units was tested individually for impairment during our annual impairment test completed as of the end of the third fiscal quarter of fiscal 2025.

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

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET (CONTINUED)

Results of our Fiscal 2025 Annual Impairment Test

As of June 30, 2025, we had a total of $175.5 million of goodwill for the IoT Products & Services reporting unit and $167.6 million of goodwill for the IoT Solutions reporting unit. At June 30, 2025, the fair value of goodwill exceeded the carrying value for each reporting unit and no impairment was recorded.

6. INDEBTEDNESS
On December 23, 2025, Digi entered into a First Amendment to Revolving Credit Agreement (the “Amendment”) with BMO Bank N.A. (“BMO”), as administrative and collateral agent, certain subsidiaries of Digi as guarantors (“Guarantors”) and the several banks and other financial institutions or entities party thereto as lenders (the “Lenders”). This amended our Revolving Credit Agreement , dated as of December 7, 2023 (as amended by the Amendment, the “Credit Agreement”) among Digi, BMO, the Guarantors party thereto and the Lenders from time to time party thereto.
The Credit Agreement provides Digi with a senior secured credit facility (the “Credit Facility”). The Credit Facility includes a $250 million senior secured revolving credit facility (the “Revolving Loan”), with an uncommitted accordion feature that provides for additional borrowing capacity of up to the greater of $105 million or one hundred percent of trailing twelve month adjusted earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The Credit Facility also contains a $10 million letter of credit sublimit and $10 million swingline sub-facility. Digi may use the proceeds of the Credit Facility in the future for general corporate purposes.
Borrowings under the Credit Facility bear interest at a rate per annum equal to Term Secured Overnight Financing Rate ("SOFR") with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.35% to 3.10% for Term SOFR loans and 0.35% to 2.10% for base rate loans, depending on Digi’s total net leverage ratio. All borrowings in the period were made at Term SOFR for a one-month interest election period Our weighted average Revolving Loan applicable margin of 1.85% as of December 31, 2025. Our weighted average interest rate for our Credit Facility was 5.62% as of December 31, 2025.
In addition to paying interest on the outstanding principal, Digi is required to pay a commitment fee on the unutilized commitments under the Credit Facility. The commitment fee is between 0.20% and 0.35% depending on Digi’s total net leverage ratio. Our weighted average Revolving Loan commitment fee was 0.25% as of December 31, 2025. The Credit Facility is secured by substantially all of the property of Digi and its domestic subsidiaries.
In the first quarter of fiscal 2024, Digi incurred $1.3 million in debt issuance costs upon entry into the Credit Agreement, with this amount amortized over the term of the Credit Agreement and reported in interest expense. In the first quarter of fiscal 2026, Digi incurred an additional $0.3 million in debt issuance costs upon entry into the Credit Agreement, with this amount amortized over the remaining term of the Credit Agreement and reported in interest expense.
The Revolving Loan is due in a lump sum payment at maturity December 7, 2028, if any amounts are drawn. The fair value of the Revolving Loan approximated carrying value at December 31, 2025.
The following table is a summary of our long-term indebtedness at December 31, 2025 and September 30, 2025 (in thousands):

	Balance on December 31, 2025	Balance on September 30, 2025
Revolving Loan	$136,000	$160,000
Less unamortized issuance costs	(1,049)	(848)
Total long-term debt, net of unamortized issuance costs	$134,951	$159,152

6. INDEBTEDNESS (CONTINUED)
Covenants and Security Interest
The Credit Agreement requires Digi to maintain a minimum interest coverage ratio of 3.00 to 1.00 and a total net leverage ratio not to exceed 3.00 to 1.00, with certain exceptions for a covenant holiday of up to 3.50 to 1.00 after certain material acquisitions. The total net leverage ratio is defined as the ratio of Digi’s consolidated total funded indebtedness minus unrestricted cash as of such date up to a maximum amount not to exceed $50 million, to consolidated EBITDA for such period. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the ability of Digi and its subsidiaries to incur additional indebtedness, dispose of significant assets, make certain investments, (including, among other items) any acquisitions other than permitted acquisitions, make certain restricted payments, enter into sale and leaseback transactions or grant additional liens on its assets, subject to certain limitations. Amounts borrowed under the Credit Facility are secured by substantially all of our assets.
7. SEGMENT INFORMATION
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
Summary operating results for each of our segments were (in thousands):

	Three months ended December 31,
	2025	2024
Revenue
IoT Products & Services	$86,354	$77,823
IoT Solutions	36,108	26,043
Total revenue	$122,462	$103,866
Depreciation and amortization
IoT Products & Services	$2,934	$3,427
IoT Solutions	7,519	5,073
Total depreciation and amortization	$10,453	$8,500
Other segment items*
IoT Products & Services	$71,734	$63,439
IoT Solutions	23,949	18,568
Total other segment items	$95,683	$82,007
Operating income
IoT Products & Services	$11,686	$10,957
IoT Solutions	4,640	2,402
Total operating income	$16,326	$13,359
*IoT Products & Services other segment items include cost of sales and operating expenses. IoT Solutions other segment items include cost of sales and operating expenses.

7. SEGMENT INFORMATION (CONTINUED)
The following table provides a reconciliation of segment operating income to consolidated income before taxes:

	Three months ended December 31,
	2025	2024
Total segment operating income	$16,326	$13,359
Total other expense, net	(2,307)	(2,263)
Income before income taxes	$14,019	$11,096
*Total other expense, net primarily includes interest expense, net in three months ended December 31, 2025 and 2024, respectively.
Total expended for property, plant and equipment was (in thousands):

	Three months ended December 31,
	2025	2024
IoT Products & Services	$338	$366
IoT Solutions*	56	141
Total expended for property, plant and equipment	$394	$507
* Excluded from these amounts are $1,425 and $2,098 of transfers of inventory to property plant and equipment for subscriber assets for the three months ended December 31, 2025 and 2024, respectively.
Total assets for each of our segments were (in thousands):

	December 31, 2025	September 30, 2025
IoT Products & Services	$333,986	$338,454
IoT Solutions	553,519	562,290
Segment assets	887,505	900,744
Unallocated*	30,932	21,902
Total assets	$918,437	$922,646
*Unallocated consists of cash and cash equivalents.
8. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended December 31,
	2025	2024
North America, primarily the United States	$101,261	$79,012
Europe, Middle East & Africa	12,894	18,010
Rest of world	8,307	6,844
Total revenue	$122,462	$103,866
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended December 31,
	2025	2024
Transferred at a point in time	$83,351	$74,603
Transferred over time	39,111	29,263
Total revenue	$122,462	$103,866

8. REVENUE (CONTINUED)
We had two distributor customers of Digi's IoT Products & Services segment that represented 12% and 11% of consolidated revenue for the three months ended December 31, 2025.
Contract Balances
Contract Related Assets
Our contract related assets consist of subscriber assets. Subscriber assets are equipment that we provide to customers pursuant to subscription-based contracts.  In these cases, we retain the ownership of the equipment a customer uses and charge the customer subscription fees to receive our end-to-end solutions. The total net book value of subscriber assets of $22.0 million and $22.9 million as of December 31, 2025 and September 30, 2025, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $2.4 million and $1.9 million for the three months ended December 31, 2025 and 2024, respectively.
Contract Assets
Contract assets at Digi consist of products and services that have been fulfilled, but for which revenue has not yet been recognized. Our contract asset balances were immaterial as of December 31, 2025 and September 30, 2025.
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
Our contract liabilities were $63.6 million and $41.6 million at December 31, 2025 and 2024, respectively.
There were contract liability balances of $48.2 million and $36.8 million as of September 30, 2025 and 2024, respectively. Of these balances, Digi recognized $20.9 million and $9.3 million as revenue in the three months ended December 31, 2025 and 2024, respectively.
Remaining Performance Obligation
As of December 31, 2025, we had approximately $214.9 million of remaining performance obligations on contracts with an original duration of one year or more. We expect to recognize revenue on approximately $99.8 million of remaining performance obligations over the next 12 months. We expect to recognize revenue from the remaining performance obligations over a range of two to five years.

9. INCOME TAXES
Our income tax expense was $2.3 million for the three months ended December 31, 2025. Included in this was a net tax benefit of $0.8 million discretely related to the three months ended December 31, 2025.
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
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses such as the permanent extension of certain expiring provisions of the Tax Cuts and Job Act, restoration of favorable tax treatment for certain businesses provisions including the expensing of domestic research and development expenditures, and modifications to the international tax framework. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others implemented through fiscal year 2027. We have incorporated the impact of the new legislation into the year-to-date effective tax rate and continue to assess the impact on the consolidated financial statements.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2025	$4,312
Decreases related to:
Settlements	(32)
Expiration of statute of limitations	(63)
Unrecognized tax benefits as of December 31, 2025	$4,217
The total amount of unrecognized tax benefits at December 31, 2025 that, if recognized, would affect our effective tax rate was $4.1 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.4 million over the next 12 months.
10. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within other current liabilities:

	Three months ended December 31,
	2025	2024
Balance at beginning of period	$1,247	$933
Warranties accrued	121	207
Net settlements	(147)	(36)
Balance at end of period	$1,221	$1,104
11. LEASES
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

11. LEASES (CONTINUED)
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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	December 31, 2025	September 30, 2025
Assets
Operating leases	Operating lease right-of-use assets	$7,757	$8,430
Total lease assets		$7,757	$8,430

Liabilities
Operating leases	Current portion of operating lease liabilities	$2,935	$3,361
Operating leases	Operating lease liabilities	8,198	8,671
Total lease liabilities		$11,133	$12,032
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended December 31,
	2025	2024
Operating lease cost	$858	$872
Variable lease cost	344	285
Short-term lease cost	85	29
Total lease cost	$1,287	$1,186
At December 31, 2025, the weighted average remaining lease term of our operating leases was 5.2 years and the weighted average discount rate for these leases was 4.6%.
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of December 31, 2025 (in thousands):

Fiscal year	Amount
2026 (nine months)	$2,705
2027	2,103
2028	1,900
2029	1,840
2030	1,880
2031	1,520
Thereafter	465
Total future undiscounted lease payments	12,413
Less imputed interest	(1,280)
Total reported lease liability	$11,133

12. COMMITMENTS AND CONTINGENCIES
We lease certain of our buildings and equipment under non-cancelable lease agreements. Please refer to Note 11 to our condensed consolidated financial statements for additional information.
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
13. STOCK-BASED COMPENSATION
Stock-based awards granted in the first three months of fiscal 2025 and 2024 were granted under the Digi International Inc. 2021 Omnibus Incentive Plan (as amended and restated, the "2021 Plan"). Shares subject to awards under the 2021 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2021 Plan. The authority to grant options under the 2021 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
As of December 31, 2025, there were approximately 2,846,474 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $3.3 million and $1.8 million for the three months ended December 31, 2025 and 2024, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax withholding obligations are otherwise fulfilled by the employee paying cash to us for the withholding. During the three months ended December 31, 2025 and 2024, our employees forfeited 163,304 shares and 100,011 shares, respectively, in order to satisfy withholding tax obligations of $6.5 million and $3.2 million, respectively. We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares that may be purchased under the ESPP to 3,425,000. ESPP contributions by employees were $0.6 million and $0.5 million for the three months ended December 31, 2025 and 2024. Pursuant to the ESPP, 19,838 and 22,311 common shares were issued to employees during the three months ended December 31, 2025 and 2024, respectively. Shares are issued under the ESPP from treasury stock. As of December 31, 2025, 256,865 common shares were available for future issuances under the ESPP.
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended December 31,
	2025	2024
Cost of sales	$212	$187
Sales and marketing	1,406	1,261
Research and development	628	546
General and administrative	1,741	1,566
Stock-based compensation before income taxes	3,987	3,560
Income tax benefit	(862)	(761)
Stock-based compensation after income taxes	$3,125	$2,799

13. STOCK-BASED COMPENSATION (CONTINUED)
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance on September 30, 2025	857	$21.66
Granted	45	40.01
Exercised	(204)	21.37
Forfeited / Canceled	(9)	27.02
Balance on December 31, 2025	689	$22.86	2.9	$14,064

Exercisable on December 31, 2025	551	$20.34	2.2	$12,655
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $43.29 as of December 31, 2025, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the three months ended December 31, 2025 and 2024 was $3.2 million and $7.8 million, respectively.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Three months ended December 31,
	2025	2024
Weighted average per option grant date fair value	$20.42	$16.22
Assumptions used for option grants:
Risk free interest rate	3.72% - 3.81%	4.31%
Expected term	6.00 years	6.00 years
Expected volatility	49%	48%
Weighted average volatility	49%	48%
Expected dividend yield	—	—
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
As of December 31, 2025, the total unrecognized compensation cost related to non-vested stock options was $2.2 million and the related weighted average period over which it is expected to be recognized is approximately 2.3 years.

13. STOCK-BASED COMPENSATION (CONTINUED)
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units and performance stock units as of December 31, 2025 and changes during the three months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested on September 30, 2025	966	$31.99	324	$31.71
Granted	379	40.08	157	40.02
Vested	(328)	32.88	(82)	32.02
Canceled	(18)	33.29	(40)	40.66
Nonvested on December 31, 2025	999	$34.75	359	$34.27
As of December 31, 2025, the total unrecognized compensation cost related to non-vested restricted stock units and performance stock units was $32.1 million and $2.5 million, respectively. The related weighted average period over which these costs are expected to be recognized was approximately 2.4 years and 0.8 years, respectively.
14. SUBSEQUENT EVENT
On January 27, 2025 Digi announced the acquisition of Particle Industries, Inc. ("Particle") for $50 million net of cash and debt assumed. Particle is a leading provider of application infrastructure for intelligent devices. The acquisition was funded through a combination of cash on hand and debt financing under a draw of $34 million from our existing credit facility committed by BMO Harris Bank N.A.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our management's discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as well as our subsequent reports on Form 10-Q and Form 8-K and any amendments to such reports.
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
Forward-Looking Statements
This report contains forward-looking statements that are based on management’s current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "assume," "believe," "continue," "estimate," "expect," "intend," "may," "plan," "potential," "project," "should," or "will" or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, including but not limited to expectations regarding the Company’s profitability and net cash position, inventory levels, supply chain normalization, perceived marketplace opportunities, debt repayments, attributions of potential acquisitions and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to our ability to realize synergies and operating benefits from acquisitions, like our recent acquisitions of Jolt completed in August 2025, and Particle completed in January 2026, ongoing and varying inflationary and deflationary pressures around the world and the monetary and trade policies of governments globally as well as present and ongoing concerns about a potential recession, the potential for longer than expected sales cycles, the ability of companies like us to operate a global business in such conditions as well as negative effects on product demand and the financial solvency of customers and suppliers in such conditions, risks related to ongoing supply chain challenges that continue to impact businesses globally, regulatory risks that include, but are not limited to, the potential expansion of tariffs and potential changes to regulations impacting the functionality or compliance of our products, risks related to cybersecurity, data breaches and data privacy, risks arising from military conflicts such as those in Ukraine and the Middle East, the highly competitive market in which we operate, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to integrate and realize the expected benefits of acquisitions, our ability to defend or settle satisfactorily any litigation, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, those set forth in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2025, and any other subsequent filings, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
A description of our critical accounting estimates was provided in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
OVERVIEW
We are a leading global provider of business and mission-critical IoT connectivity products, services and solutions. Our business is comprised of two reporting segments: IoT Products & Services and IoT Solutions.
In fiscal 2026, our key operating objectives are to continue driving growth in Annualized Recurring Revenue (ARR), Adjusted Net Income, Adjusted EBITDA and cash flow generation.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the first quarter of fiscal 2026 that we feel are most important in these evaluations, with comparisons to the first quarter of fiscal 2025:
•Revenue was $122 million, an increase of 18%.

•Gross profit margin was 62.4%, an increase of 40 basis points.

•Operating margin was 13.3%, an increase of 40 basis points.

•Net income was $12 million, an increase of 16%.

•Net income per diluted share was $0.31, an increase of 15%.

•Adjusted net income was $21 million, an increase of 27%.

•Adjusted net income per diluted share was $0.56, an increase of 24%, including a $0.06 impact from interest expense in both periods.

•Adjusted EBITDA was $32 million, an increase of 23%.

•Annualized Recurring Revenue ("ARR") was $157 million at quarter end, an increase of 31%.

(1) Fiscal 2026 results include the results of Jolt.

Reconciliations of non-GAAP financial measures to their closest GAAP analogs appear at the end of this release, as well as a discussion of recent changes to the method of calculating adjusted net income and adjusted net income per share.
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
Both tariffs imposed by various governments globally as well as extremely high demand for certain components associated with technology capital spending on AI and other global business initiatives have the potential to disrupt existing supply chains and impose additional costs on our business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Monetary and fiscal policies continue to fluctuate globally in response to inflationary and deflationary pressures. These situations could all lead to potential adverse impacts on a wide range of businesses and could affect the businesses of our vendors and customers in ways that could harm our business. Due to the war in Ukraine, sanctions remain imposed on trade with Russia and Belarus which has the potential to disrupt the supply of raw materials needed to make components. Political tensions between China and other nations have intensified, which could lead to similar issues. Additionally, geopolitical risk in the Middle East region remains volatile, which could all lead to disruptions in shipping routes and elevated oil prices that could impact our transportation costs.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended December 31,				% incr.
($ in thousands)	2025		2024		(decr.)
Revenue	$122,462	100.0%	$103,866	100.0%	17.9%
Cost of sales	46,071	37.6	39,468	38.0	16.7
Gross profit	76,391	62.4	64,398	62.0	18.6
Operating expenses	60,065	49.1	51,039	49.1	17.7
Operating income	16,326	13.3	13,359	12.9	22.2
Other expense, net	(2,307)	(1.9)	(2,263)	(2.2)	1.9
Income before income taxes	14,019	11.5	11,096	10.7	26.3
Income tax expense	2,308	1.9	1,013	1.0	NM
Net income	$11,711	9.6%	$10,083	9.7%	16.1
NM means not meaningful
REVENUE BY SEGMENT

	Three months ended December 31,				% incr.
($ in thousands)	2025		2024		(decr.)
Revenue
IoT Products & Services	$86,354	70.5%	$77,823	74.9%	11.0%
IoT Solutions	36,108	29.5	26,043	25.1	38.6
Total revenue	$122,462	100.0%	$103,866	100.0%	17.9%
IoT Products & Services
IoT Products & Services revenue increased $8.5 million for the three months ended December 31, 2025, as compared to the same period in the prior fiscal year. This was driven by increased customer demand and consisted of a $6.3 million increase in one-time sales and $2.2 million of recurring revenue growth, with no material impact from pricing.
IoT Solutions
IoT Solutions revenue increased $10.1 million for the three months ended December 31, 2025, as compared to the same period in the prior fiscal year. The increase consisted of a $7.6 million increase in recurring revenue and a $2.5 million increase in one-time sales, both primarily driven by the Jolt acquisition.
ARR
ARR was $157 million as of December 31, 2025, compared to $120 million as of December 31, 2024. IoT Products & Services ARR was $34 million as of December 31, 2025, compared to $27 million as of December 31, 2024. This increase was due to growth in the subscription base across remote management platforms, extended warranty offerings and technical support. IoT Solutions ARR was $123 million as of December 31, 2025, compared to $93 million as of December 31, 2024, driven by the acquisition of Jolt, as well as growth in both SmartSense and Ventus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
COST OF GOODS SOLD AND GROSS PROFIT BY SEGMENT
Below are our segments' cost of goods sold and gross profit as a percentage of their respective total revenue:

	Three months ended December 31,				Basis point
($ in thousands)	2025		2024		inc. (decr.)
Cost of sales	$46,071	37.6%	$39,468	38.0%	(40)
Gross profit	$76,391	62.4%	$64,398	62.0%	40
Gross profit margin of 62.4% increased 40 basis points the first quarter of fiscal 2026 as compared to first quarter of the prior fiscal year. This increase was the result of favorable margin mix within product sales and a higher proportion of volume from recurring revenue, which has a higher margin. This was partially offset by higher inventory related expenses.
OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended December 31,				$	%
($ in thousands)	2025		2024		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$25,977	21.2%	$21,757	20.9%	$4,220	19.4%
Research and development	17,154	14.0	15,027	14.5	2,127	14.2
General and administrative	16,934	13.8	14,255	13.7	2,679	18.8
Total operating expenses	$60,065	49.0%	$51,039	49.1%	$9,026	17.7%

The $9.0 million increase in operating expenses for the three months ended December 31, 2025, as compared to the same period in the prior fiscal year was due to a $4.7 million increase in labor expense and a $4.5 million increase in non-labor expense, partially offset by a $0.2 million in net gains on intangible asset sales.
OPERATING INCOME

	Three months ended December 31,				Basis point increase (decrease)
($ in thousands)	2025		2024
Operating Income
IoT Products & Services	$11,686	13.5%	$10,957	14.1%	(60)
IoT Solutions	4,640	12.9%	2,402	9.2%	370
Total operating income	$16,326	13.3%	$13,359	12.9%	40
IoT Products & Services
IoT Products & Services operating income decreased 60 basis points for the first quarter of fiscal 2026, as compared to the first quarter of fiscal 2025. This decrease was due to higher inventory related expenses offset by favorable product margin mix and operating expense leverage.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
IoT Solutions
IoT Solutions operating income increased 370 basis points for the first quarter of fiscal 2026, as compared to the first quarter of fiscal 2025. This increase was the result of favorable operating expense leverage and a higher proportion of volume from recurring revenue, which has a higher margin.
OTHER EXPENSE, NET
Below are our other expenses, net, and other expenses, net as a percentage of total revenue:

	Three months ended December 31,				$	%
($ in thousands)	2025		2024		incr. (decr.)	incr. (decr.)
Other expense, net
Interest expense, net	$(2,303)	(1.9)%	$(2,294)	(2.2)%	$(9)	0.4%
Other expense, net	(4)	—	31	—	(35)	(112.9)%
Total other expense, net	$(2,307)	(1.9)%	$(2,263)	(2.2)%	$(44)	1.9%
NM means not meaningful
Other expense, net, was flat for the three months ended December 31, 2025, as compared to the same period in the prior fiscal year.
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
See Note 5 to the condensed consolidated financial statements for additional discussion of goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NON-GAAP FINANCIAL INFORMATION
This report includes adjusted net income, adjusted net income per diluted share and adjusted earnings before interest, taxes and amortization ("Adjusted EBITDA"), each of which is a non-GAAP financial measure.
During the first fiscal quarter of 2026, Digi modified its method of calculating adjusted net income and adjusted net income per share to include the impact of interest expense. This change was primarily driven by the continued use of financing by the Company to fund cash flow needs and therefore including the recurring nature of interest presents a better metric that management believes provides a more representative view of operating performance and cash-generating capability. Accordingly, we evaluated the impact of this change on prior-period disclosures and have recast adjusted net income and adjusted net income per share for all periods to conform to this presentation.
Non-GAAP measures are not substitutes for GAAP measures for the purpose of analyzing financial performance. The disclosure of these measures does not reflect all charges and gains that actually were recognized by Digi. These non-GAAP measures are not in accordance with, or, an alternative for measures prepared in accordance with GAAP and may be different from non-GAAP measures used by other companies or presented by us in prior reports. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. We believe that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. We believe these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. Additionally, Adjusted EBITDA does not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs. We believe that providing historical and adjusted net income and adjusted net income per diluted share, respectively, exclusive of such items as reversals of tax reserves, discrete tax benefits, restructuring charges and reversals, intangible amortization, stock-based compensation, other non-operating income/expense, adjustments to estimates of contingent consideration and acquisition-related expenses related to acquisition permits investors to compare results with prior periods that did not include these items. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. In addition, certain of our stockholders have expressed an interest in seeing financial performance measures exclusive of the impact of these matters, which while important, are not central to the core operations of our business. Management believes that Adjusted EBITDA, defined as EBITDA adjusted for stock-based compensation expense, acquisition-related expenses, restructuring charges and reversals and changes in fair value of contingent consideration, is useful to investors to evaluate our core operating results and financial performance because it excludes items that are significant non-cash or non-recurring expenses reflected in the consolidated statements of operations. We believe that the presentation of Adjusted EBITDA as a percentage of revenue is useful to investors because it provides a reliable and consistent approach to measuring our performance from year to year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Below are reconciliations from GAAP to non-GAAP information that we feel are important to our business:
Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended December 31,
	2025		2024
		% of total revenue		% of total revenue
Total revenue	$122,462	100.0%	$103,866	100.0%

Net income	$11,711		$10,083
Interest expense, net	2,303		2,294
Income tax provision	2,308		1,013
Depreciation and amortization	10,455		8,500
Stock-based compensation	3,987		3,560
Gain on asset sale	(200)		—
Restructuring charge	457		159
Acquisition expense, net	543		—
Adjusted EBITDA	$31,564	25.8%	$25,609	24.7%
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended December 31,
	2025		2024
Net income and net income per diluted share	$11,711	$0.31	$10,083	$0.27
Amortization	7,256	0.19	5,765	0.15
Stock-based compensation expense	3,987	0.10	3,560	0.09
Other non-operating income (expense)	4	—	(31)	—
Acquisition expense, net	543	0.01	—	—
Gain on asset sale	(200)	(0.01)	—	—
Restructuring charge	457	0.01	159	—
Tax effect from the above adjustments (1)	(1,622)	(0.03)	(2,323)	(0.05)
Discrete tax benefits (2)	(762)	(0.02)	(362)	(0.01)
Adjusted net income and adjusted net income per diluted share (3)	$21,374	$0.56	$16,851	$0.45
Diluted weighted average common shares		38,239		37,483
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2026 and fiscal 2025 based on adjusted net income.
(2)For the three ended December 31, 2025 and 2024, discrete tax benefits are a result of changes in excess tax benefits recognized on stock compensation.
(3)Adjusted net income per diluted share may not add due to the use of rounded numbers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES
Historically we have financed our operations and capital expenditures principally with funds generated from operations. In fiscal 2022 we issued debt to fund our acquisition of Ventus and in fiscal 2023 we extinguished the debt, replacing it with a revolving credit facility. Our liquidity requirements arise from our working capital needs, and to a lesser extent, our need to fund capital expenditures to support our current operations and facilitate growth and expansion.
On December 23, 2025, we amended our Credit Agreement. The Credit Agreement provides Digi with a $250 million senior secured revolving credit facility, with an uncommitted accordion feature that provides for additional borrowing capacity of up to the greater of $105 million or one hundred percent of trailing twelve month adjusted earnings before interest, taxes, depreciation, and amortization. The Credit Facility also contains a $10 million letter of credit sublimit and $10 million swingline sub-facility. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its sub-facilities, see Note 6 to our condensed consolidated financial statements.
We expect positive cash flows from operations for the foreseeable future. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next 12 months and beyond.
Our condensed consolidated statements of cash flows for the three months ended December 31, 2025 and 2024 are summarized as follows:

	Three months ended December 31,
($ in thousands)	2025	2024
Operating activities	$35,626	$29,719
Investing activities	367	(577)
Financing activities	(26,943)	(30,540)
Effect of exchange rate changes on cash and cash equivalents	(20)	(177)
Net decrease in cash and cash equivalents	$9,030	$(1,575)
Cash flows from operating activities increased $5.9 million as a result of:
•a $5.1 million decrease in deferred income tax benefit in the first quarter of fiscal 2026 compared to a $0.5 million increase in the first quarter of fiscal 2025.
•a $1.9 million increase in depreciation and amortization expense,
•a $1.6 million increase in net income in the first quarter of fiscal 2026,
•and an increase in stock based compensation expense.
These were partially offset by:
•a $4.6 million decrease in net operating assets for the first quarter of fiscal 2026 compared to a $7.0 million increase in the first quarter of fiscal 2025.
Cash flows from investing activities increased $0.9 million as a result of:
•$0.5 million in net working capital adjustments relating to our acquisition of Jolt,
•a $0.3 million in proceeds from the sale of an intangible asset,
•and a $0.1 million decrease in purchases of property, equipment, improvements and certain other intangible assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Cash flows used in financing activities decreased $3.6 million as a result of:
•debt payments of $24.0 million in the first quarter of fiscal 2026, compared to debt payments of $28.3 million in the first quarter of fiscal 2025,
•a $1.6 million increase in proceeds from stock option exercises and employee stock purchase plan transactions,
•and a $0.3 million payment of debt issuance costs relating to the December revolving credit agreement modification.
These were partially offset by:
•a $2.0 million increase in taxes paid to satisfy tax withholding obligations of holders of options to purchase common shares and restricted stock unit awards in connections with net share settlements.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at December 31, 2025:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$12,413	$3,231	$3,937	$3,640	$1,605
Revolving loan	136,000	—	—	136,000	—
Total	$148,413	$3,231	$3,937	$139,640	$1,605
The operating leases included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $0.2 million as of December 31, 2025. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The table above also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of December 31, 2025, we had $136.0 million outstanding under our Revolving Loan. Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.35% to 3.10% for Term SOFR loans and 0.35% to 2.10% for base rate loans, depending on Digi’s total net leverage ratio. All borrowings in the period were made at Term SOFR for a one-month interest election period Our weighted average Revolving Loan applicable margin of 1.85% as of December 31, 2025. Our weighted average interest rate for our Credit Facility was 5.62% as of December 31, 2025.

Digi bases the interest period election described above on an assessment of the interest rate environment conducted on a monthly basis. Based on the balance sheet position for the Revolving Loan at December 31, 2025, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.3 million. For additional information, see Note 6 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.
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
A 10% change in the average exchange rate for the Euro, British Pound, Australian Dollar and Canadian Dollar to the U.S. Dollar during the first three months of fiscal 2026 would have resulted in a 0.9% increase or decrease in stockholders' equity due to foreign currency translation.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The disclosure set forth in Note 12 to the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended September 30, 2025.
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
We are reliant on third parties to manufacture our products in countries such as Mexico, Thailand, Taiwan, Cambodia and China. The ability of these manufacturers to provide us with the timely provision of finished products is subject to a number of disruptions beyond their control such as, among others: the availability of components from suppliers, labor shortages, energy shortages such as those from time to time encountered in China, changes in government regulations, tensions with foreign governments or other factors. If we do not properly forecast customer demands for products any lengthening in lead times or disruptions in service could result in lost revenues and adversely impact our business, results of operation, financial condition and prospects.
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
In addition to these risks, our offices and employees in foreign jurisdictions, including Australia, Belgium, Canada, China, France, Germany, Japan, Mexico, Poland, Spain, Singapore, Sweden and United Kingdom, create additional operational and compliance risks. Local labor, employment, tax and benefits laws may increase our operating costs, limit our ability to adjust staffing levels, or expose us to unexpected liabilities. Government inspections, audits, or investigations could disrupt operations or result in fines or penalties. Employees in these jurisdictions may also face heightened personal security, regulatory, or compliance risks. Evolving data‑security, cybersecurity, and data‑localization requirements in foreign jurisdictions may impose additional compliance obligations and operational constraints. Changes in U.S. relations with these foreign jurisdictions could also result in new restrictions that impair our ability to operate or support employees there.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the first quarter of fiscal 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2025 - October 31, 2025	—	$—	—	$—
November 1, 2025 - November 30, 2025	163,304	39.81	—	—
December 1, 2025 - December 31, 2025	—	—	—	—
	163,304	$39.81	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 5.07 Submission of Matters to a Vote of Security Holders.
Our annual meeting of stockholders was held on January 30, 2026. Of the 37,589,332 shares of our common stock eligible to vote at the meeting, 35,968,134 shares were present at the meeting by proxy or in person (virtually). The stockholders voted on the following matters:

1. Satbir Khanuja, PhD. and Ronald E. Konezny were elected as directors for three-year terms. Voting for each of their elections was as follows:
Name	Votes For	Votes Against	Abstain	Broker Non-Votes
Satbir Khanuja, PhD.	31,251,078	2,638,872	10,749	2,067,435
Ronald E. Konezny	32,981,918	909,156	9,625	2,067,435
2.    A non-binding advisory vote to approve the executive compensation disclosed in our proxy statement for the annual meeting received advisory approval based on 32,477,945 “for” votes and 1,402,149 “against” votes. 20,605 shares abstained from voting and there were 2,067,435 broker non-votes on this proposal.

3.    The stockholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2026, with 35,884,011 shares voting for the proposal and 59,198 shares voting against the proposal. 24,925 shares abstained from voting on this proposal.

ITEM 6. EXHIBITS

Exhibit No.		Description	Method of Filing
3	(a)	Restated Certificate of Incorporation of the Company, as amended (1)	Incorporated by Reference

3	(b)	Amended and Restated By-Laws of the Company (2)	Incorporated by Reference

10	(a)	Digi International Inc. 2021 Omnibus Incentive Plan (as amended and restated on February 3, 2025) (3)	Incorporated by Reference

10	(b)
First Amendment to Revolving Credit Agreement dated December 23, 2025, by and among Digi International Inc. as the borrower, certain subsidiaries party thereto as guarantors, BMO Bank, N.A., as administrative and collateral agent, and the lenders from time-to-time party thereto (4)
Incorporated by Reference

31	(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Electronically

31	(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Electronically

32		Section 1350 Certification	Furnished Electronically

101
The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended December 31, 2025, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; (vi) the Notes to the Condensed Consolidated Financial Statements; and (vii) the information set forth in Part II, Item 5.
Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended December 31, 2025 is formatted in iXBRL (included in Exhibit 101).
____________
(1)Incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended September 30, 1993.
(2)Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 30, 2020.
(3)Incorporated by reference to Exhibit 99(a) to the Company's Registration Statement on Form S-8 filed on May 8, 2025.
(4)Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2025.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGI INTERNATIONAL INC.
Date:	February 4, 2026	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)