Form 10-Q
period 2026-03-31
DIGI INTERNATIONAL INC
filed 2026-05-06
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 30, 2026, there were 37,702,199 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
	(in thousands, except per share data)
Revenue:
Product	$84,455	$71,987	$166,307	$144,772
Service	46,288	32,516	86,898	63,597
Total revenue	130,743	104,503	253,205	208,369
Cost of sales:
Cost of product	37,765	31,758	74,946	63,731
Cost of service	7,782	6,859	15,355	13,401
Amortization	1,521	953	2,838	1,906
Total cost of sales	47,068	39,570	93,139	79,038
Gross profit	83,675	64,933	160,066	129,331
Operating expenses:
Sales and marketing	27,526	22,041	53,503	43,798
Research and development	19,280	15,325	36,434	30,352
General and administrative	19,796	13,840	36,730	28,095
Total operating expenses	66,602	51,206	126,667	102,245
Operating income	17,073	13,727	33,399	27,086
Other expense, net:
Interest expense, net	(2,220)	(1,336)	(4,523)	(3,630)
Other expense, net	(44)	(43)	(48)	(12)
Total other expense, net	(2,264)	(1,379)	(4,571)	(3,642)
Income before income taxes	14,809	12,348	28,828	23,444
Income tax provision	3,506	1,851	5,814	2,864
Net income	$11,303	$10,497	$23,014	$20,580

Net income per common share:
Basic	$0.30	$0.28	$0.61	$0.56
Diluted	$0.29	$0.28	$0.60	$0.55
Weighted average common shares:
Basic	37,640	36,956	37,494	36,816
Diluted	38,482	37,520	38,420	37,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
	(in thousands)
Net income	$11,303	$10,497	$23,014	$20,580
Other comprehensive income (loss):
Foreign currency translation adjustment	(597)	597	(500)	(1,165)
Other comprehensive income (loss)	(597)	597	(500)	(1,165)
Comprehensive income	$10,706	$11,094	$22,514	$19,415

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2026	September 30, 2025
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$31,741	$21,902
Accounts receivable, net	61,160	63,453
Inventories	44,766	38,911
Income taxes receivable	1,853	1,875
Prepaid expenses and other current assets	7,125	4,558
Total current assets	146,645	130,699
Property, equipment and improvements, net	32,715	34,022
Intangible assets, net	374,579	350,688
Goodwill	411,357	392,872
Operating lease right-of-use assets	7,710	8,430
Deferred tax assets	456	5,131
Other non-current assets	765	804
Total assets	$974,227	$922,646
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	41,651	35,871
Accrued compensation	13,862	16,261
Unearned revenue	55,906	40,671
Current portion of operating lease liabilities	2,487	3,361
Income taxes payable	—	522
Other current liabilities	18,030	11,124
Total current liabilities	131,936	107,810
Income taxes payable	3,323	3,261
Deferred tax liabilities	3,275	164
Long-term debt	143,040	159,152
Operating lease liabilities	8,364	8,671
Other non-current liabilities	18,334	7,511
Total liabilities	308,272	286,569
Commitments and Contingencies (See Note 12)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 44,290,887 and 43,641,997 shares issued	443	436
Additional paid-in capital	450,977	437,391
Retained earnings	311,168	288,154
Accumulated other comprehensive loss	(24,294)	(23,794)
Treasury stock, at cost, 6,596,161 and 6,471,074 shares	(72,339)	(66,110)
Total stockholders' equity	665,955	636,077
Total liabilities and stockholders' equity	$974,227	$922,646

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended March 31,
	2026	2025
	(in thousands)
Operating activities:
Net income	$23,014	$20,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	6,450	5,662
Amortization	15,241	11,134
Stock-based compensation	8,494	7,504
Deferred income tax expense	4,894	(443)
Other	(290)	29
Changes in operating assets and liabilities	19,303	11,539
Net cash provided by operating activities	77,106	56,005
Investing activities:
Acquisition of businesses, net of cash acquired	(48,912)	—
Purchase of property, equipment, improvements and certain other intangible assets	(1,095)	(1,135)
Proceeds from sale of property, equipment, improvements and certain other intangible assets	300	—
Net cash (used in) provided by investing activities	(49,707)	(1,135)
Financing activities:
Proceeds from long-term debt	33,724	—
Payments on long-term debt	(50,000)	(53,300)
Proceeds from stock option plan transactions	4,255	2,731
Proceeds from employee stock purchase plan transactions	1,455	1,116
Taxes paid for net share settlement of share-based payment options and awards	(6,840)	(6,584)
Net cash used in financing activities	(17,406)	(56,037)
Effect of exchange rate changes on cash and cash equivalents	(154)	(47)
Net increase (decrease) in cash and cash equivalents	9,839	(1,214)
Cash and cash equivalents, beginning of period	21,902	27,510
Cash and cash equivalents, end of period	$31,741	$26,296

Supplemental disclosures of cash flow information:
Interest paid	$4,328	$3,556
Income taxes paid, net	1,448	7,315
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	(3,701)	(5,131)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(528)	$(168)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Equity
Balances, December 31, 2024	43,416	$434	6,527	$(66,411)	$424,725	$257,433	$(25,506)	$590,675
Net income	—	—	—	—	—	10,497	—	10,497
Other comprehensive loss	—	—	—	—	—	—	597	597
Employee stock purchase plan issuances	—	—	(26)	273	326	—	—	599
Taxes paid for net share settlement of share-based payment awards	—	—	5	(142)	(1,902)	—	—	(2,044)
Issuance of stock under stock award plans	146	2	—	—	948	—	—	950
Stock-based compensation expense	—	—	—	—	3,944	—	—	3,944
Balances, March 31, 2025	43,562	$436	6,506	$(66,280)	$428,041	$267,930	$(24,909)	$605,218

Balance on September 30, 2024	42,997	$430	6,449	$(63,414)	$420,413	$247,350	$(23,744)	$581,035
Net income	—	—	—	—	—	20,580	—	20,580
Other comprehensive income	—	—	—	—	—	—	(1,165)	(1,165)
Employee stock purchase plan issuances	—	—	(48)	500	616	—	—	1,116
Taxes paid for net share settlement of share-based payment awards	—	—	105	(3,366)	(3,218)	—	—	(6,584)
Issuance of stock under stock award plans	565	6	—	—	2,726	—	—	2,732
Stock-based compensation expense	—	—	—	—	7,504	—	—	7,504
Balances, March 31, 2025	43,562	$436	6,506	$(66,280)	$428,041	$267,930	$(24,909)	$605,218

Balances, December 31, 2025	44,219	$442	6,615	$(72,394)	$444,988	$299,865	$(23,697)	$649,204
Net income	—	—	—	—	—	11,303	—	11,303
Other comprehensive income	—	—	—	—	—	—	(597)	(597)
Employee stock purchase plan issuances	—	—	(23)	250	595	—	—	845
Taxes paid for net share settlement of share-based payment options and awards	—	—	4	(195)	(57)	—	—	(252)
Issuance of stock under stock award plans	72	1	—	—	944	—	—	945
Stock-based compensation expense	—	—	—	—	4,507	—	—	4,507
Balances, March 31, 2026	44,291	$443	6,596	$(72,339)	$450,977	$311,168	$(24,294)	$665,955

Balances, September 30, 2025	43,642	$436	6,471	$(66,110)	$437,391	$288,154	$(23,794)	$636,077
Net income	—	—	—	—	—	23,014	—	23,014
Other comprehensive income	—	—	—	—	—	—	(500)	(500)
Employee stock purchase plan issuances	—	—	(43)	467	988	—	—	1,455
Taxes paid for net share settlement of share-based payment awards	—	—	168	(6,696)	(144)	—	—	(6,840)
Issuance of stock under stock award plans	649	7	—	—	4,248	—	—	4,255
Stock-based compensation expense	—	—	—	—	8,494	—	—	8,494
Balances, March 31, 2026	44,291	$443	6,596	$(72,339)	$450,977	$311,168	$(24,294)	$665,955

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
2. ACQUISITIONS
Acquisition of Jolt Software, Inc. ("Jolt")
On August 18, 2025, we acquired Jolt for an estimated $148.5 million in cash. In the first quarter of fiscal 2026, we made net working capital adjustments due to an underage in the net working capital assumed in the transaction. This resulted in a decrease in consideration of $1.1 million and a reduction to goodwill of $0.9 million. In the second quarter of fiscal 2026, we made additional purchase accounting adjustments, primarily related to a $5.0 million reserve for potential product replacement (See Note 10) and a corresponding $1.3 million deferred tax asset, resulting in an increase of $3.7 million in the fair value of net tangible liabilities acquired and an increase of $3.7 million in goodwill. These adjustments resulted in an estimated consideration of $147.3 million and goodwill of $53.0 million as of March 31, 2026.
The condensed consolidated balance sheet as of March 31, 2026 reflected the preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Purchase price allocations may be subject to future adjustments for the net assets, including intangible assets, acquired working capital balances and income tax assets and liabilities within the one-year measurement period.

Acquisition of Particle Industries, Inc. ("Particle")
On January 27, 2026, we acquired Particle for approximately $50.4 million in cash. The acquisition was funded through a combination of cash on hand and a draw of $34.0 million from our existing senior secured credit facility committed by BMO Harris Bank N.A (See Note 6).
For tax purposes, this acquisition is treated as a stock acquisition. We believe this is a complementary acquisition for us as it significantly enhances our IoT Products & Services segment.
Costs directly related to the acquisition of $1.8 million incurred in fiscal 2026 were charged to operations and are included in general and administrative expense in our condensed consolidated statements of operations. These acquisition costs include legal, accounting, valuation and investment banking fees.
The following table summarizes the fair values of Particle assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash Paid	$50,389

Fair value of net tangible liabilities acquired*	$(207)
Identifiable intangible assets:
Customer relationships	16,000
Purchased and core technology	11,000
Trademarks	10,000
Noncompete Agreements	1,800
Deferred tax liability on identifiable intangible assets	(4,178)
Goodwill	15,974
Total	$50,389
*Includes $0.9 million in cash assumed in acquisition.
The condensed consolidated balance sheet as of March 31, 2026 reflected a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Purchase price allocations may be subject to future adjustments for the net assets, including intangible assets, acquired working capital balances and income tax assets and liabilities within the one-year measurement period.
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
The goodwill of $16.0 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Particle and Digi. The goodwill from this transaction is all included in the IoT Products & Services segment.
The weighted average useful life for all the identifiable intangibles listed above is estimated to be 12 years. For purposes of determining fair value, the existing customer relationships identified above are assumed to have a useful life of 15 years, purchased and core technology is assumed to have a useful life of 9 years, trademarks are assumed to have a useful life of 12 years and noncompete agreements are assumed to have a useful life of 3 years. Useful lives for identifiable intangible assets are estimated at the time of acquisition based on the periods of time from which we expect to derive benefits from the identifiable intangible assets. The identifiable intangible assets are amortized using the straight-line method, which reflects the pattern in which the assets are expected to be consumed.
Particle's contribution to revenue and operating income during the quarter ended March 31, 2026 was not material. In addition, Digi’s net revenue and operating income for the three and six months ended March 31, 2026 and 2025 would not have been materially different from reported results had the acquisition occurred on October 1, 2024.

3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Numerator:
Net income	$11,303	$10,497	$23,014	$20,580

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	37,640	36,956	37,494	36,816
Effect of dilutive securities:
Stock options and restricted stock units	842	564	926	737
Denominator for diluted net income per common share — adjusted weighted average shares	38,482	37,520	38,420	37,553

Net income per common share, basic	$0.30	$0.28	$0.61	$0.56
Net income per common share, diluted	$0.29	$0.28	$0.60	$0.55
Digi excludes certain stock options and restricted stock unit awards that would have an anti-dilutive effect on our diluted net income per share calculation. For the three months ended March 31, 2026 and 2025, 70,156 and 348,553 shares outstanding were excluded, respectively. For the six months ended March 31, 2026 and 2025, 90,368 and 271,328 shares outstanding were excluded, respectively.
4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	March 31, 2026	September 30, 2025
Accounts receivable, net:
Accounts receivable	$76,053	$78,150
Less allowance for credit losses	7,470	6,417
Less reserve for future credit returns and pricing adjustments	7,423	8,280
Accounts receivable, net	$61,160	$63,453
Inventories:
Raw materials	$9,352	$10,803
Work in process	932	7
Finished goods	34,482	28,101
Inventories	$44,766	$38,911

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	March 31, 2026			September 30, 2025
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$111,982	$(70,367)	$41,615	$100,986	$(67,533)	$33,453
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	55,635	(26,459)	29,176	45,468	(24,870)	20,598
Customer relationships	424,197	(122,109)	302,088	408,198	(111,561)	296,637
Non-compete agreements	2,400	(700)	1,700	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(1,000)	—
Total	$595,326	$(220,747)	$374,579	$556,364	$(205,676)	$350,688
Amortization expense for intangible assets was $7.8 million and $5.2 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense for intangible assets was $15.1 million and $11.0 million for the six months ended March 31, 2026 and 2025, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2026 and the five succeeding fiscal years is (in thousands):

2026 (six months)	$16,184
2027	32,312
2028	32,104
2029	29,901
2030	29,297
2031	29,245
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Six months ended March 31, 2026
	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2025	$175,266	$217,606	$392,872
Acquisitions (see Note 2)	15,974	2,810	18,784
Foreign currency translation adjustment	(278)	(21)	(299)
Balance on March 31, 2026	$190,962	$220,395	$411,357
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

6. INDEBTEDNESS
On December 23, 2025, Digi entered into a First Amendment to Revolving Credit Agreement (the “Amendment”) with BMO Bank N.A. (“BMO”), as administrative and collateral agent, certain subsidiaries of Digi as guarantors (“Guarantors”) and the several banks and other financial institutions or entities party thereto as lenders (the “Lenders”). This amended our Revolving Credit Agreement, dated as of December 7, 2023 (as amended by the Amendment, the “Credit Agreement”) among Digi, BMO, the Guarantors party thereto and the Lenders from time to time party thereto.
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
Borrowings under the Credit Facility bear interest at a rate per annum equal to Term Secured Overnight Financing Rate ("SOFR") with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.35% to 3.10% for Term SOFR loans and 0.35% to 2.10% for base rate loans, depending on Digi’s total net leverage ratio. All borrowings in the period were made at Term SOFR for a one-month interest election period. Our weighted average Revolving Loan applicable margin was 1.35% as of March 31, 2026. Our weighted average interest rate for our Credit Facility was 4.95% as of March 31, 2026.
In addition to paying interest on the outstanding principal, Digi is required to pay a commitment fee on the unutilized commitments under the Credit Facility. The commitment fee is between 0.20% and 0.35% depending on Digi’s total net leverage ratio. Our weighted average Revolving Loan commitment fee was 0.20% as of March 31, 2026. The Credit Facility is secured by substantially all of the property of Digi and its domestic subsidiaries.
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
The Revolving Loan is due in a lump sum payment at maturity December 7, 2028, if any amounts are drawn. The fair value of the Revolving Loan approximated carrying value at March 31, 2026.
The following table is a summary of our long-term indebtedness at March 31, 2026 and September 30, 2025 (in thousands):

	Balance on March 31, 2026	Balance on September 30, 2025
Revolving Loan	$144,000	$160,000
Less unamortized issuance costs	(960)	(848)
Total long-term debt, net of unamortized issuance costs	$143,040	$159,152

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
Summary operating results for each of our segments were (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Revenue
IoT Products & Services	$93,631	$77,783	$179,985	$155,606
IoT Solutions	37,112	26,720	73,220	52,763
Total revenue	$130,743	$104,503	$253,205	$208,369
Depreciation and amortization
IoT Products & Services	$3,574	$2,919	$6,508	$6,346
IoT Solutions	7,497	5,243	15,016	10,316
Total depreciation and amortization	$11,071	$8,162	$21,524	$16,662
Other segment items*
IoT Products & Services	$76,077	$63,566	$147,811	$127,005
IoT Solutions	26,522	19,048	50,471	37,616
Total other segment items	$102,599	$82,614	$198,282	$164,621
Operating income
IoT Products & Services	$13,980	$11,298	$25,666	$22,255
IoT Solutions	3,093	2,429	7,733	4,831
Total operating income	$17,073	$13,727	$33,399	$27,086
*Other segment items for both IoT Products & Services and IoT Solutions include cost of sales and operating expenses.

7. SEGMENT INFORMATION (CONTINUED)
The following table provides a reconciliation of segment operating income to consolidated income before taxes:

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Total segment operating income	$17,073	$13,727	$33,399	$27,086
Total other expense, net	(2,264)	(1,379)	(4,571)	(3,642)
Income before income taxes	14,809	12,348	28,828	23,444
*Total other expense, net primarily includes interest expense, net in the three and six months ended March 31, 2026 and 2025, respectively.
Total expended for property, plant and equipment was (in thousands):

	Six months ended March 31,
	2026	2025
IoT Products & Services	$639	$597
IoT Solutions*	288	378
Total expended for property, plant and equipment	$927	$975
* Excluded from these amounts are $3,701 and $5,131 of transfers of inventory to property plant and equipment for subscriber assets for the six months ended March 31, 2026 and 2025, respectively.
Total assets for each of our segments were (in thousands):

	March 31, 2026	September 30, 2025
IoT Products & Services	$388,548	$338,454
IoT Solutions	553,938	562,290
Segment assets	942,486	900,744
Unallocated*	31,741	21,902
Total assets	$974,227	$922,646
*Unallocated consists of cash and cash equivalents.
8. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
North America, primarily the United States	$111,284	$83,542	$212,545	$162,554
Europe, Middle East & Africa	11,683	14,989	24,577	32,999
Rest of world	7,776	5,972	16,083	12,816
Total revenue	$130,743	$104,503	$253,205	$208,369
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Transferred at a point in time	$86,661	$73,802	$170,012	$148,405
Transferred over time	44,082	30,701	83,193	59,964
Total revenue	$130,743	$104,503	$253,205	$208,369

8. REVENUE (CONTINUED)
We had two distributor customers of Digi's IoT Products & Services segment that represented over 10% of consolidated revenue in the three months ended March 31, 2026. Distributor A represented 12% of consolidated revenue for the three months ended March 31, 2026. Distributor B represented 10% of consolidated revenue for the three months ended March 31, 2026.
We had two distributor customers of Digi's IoT Products & Services segment that represented over 10% of consolidated revenue in the six months ended March 31, 2026. Distributor A represented 12% of consolidated revenue for the six months ended March 31, 2026. Distributor C represented 10% of consolidated revenue for the six months ended March 31, 2026, respectively.
Contract Balances
Contract Related Assets
Our contract related assets consist of subscriber assets. Subscriber assets are equipment that we provide to customers pursuant to subscription-based contracts.  In these cases, we retain the ownership of the equipment a customer uses and charge the customer subscription fees to receive our end-to-end solutions. The total net book value of subscriber assets of $21.8 million and $22.9 million as of March 31, 2026 and September 30, 2025, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $2.4 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense for these subscriber assets was $4.8 million and $4.0 million for the six months ended March 31, 2026 and 2025, respectively.
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
Our contract liabilities were $71.3 million and $42.5 million at March 31, 2026 and 2025, respectively.
There were contract liability balances of $48.2 million and $36.8 million as of September 30, 2025 and 2024, respectively. Of these balances, Digi recognized $32.3 million and $16.4 million as revenue in the six months ended March 31, 2026 and 2025, respectively.
Remaining Performance Obligation
As of March 31, 2026, we had approximately $236.4 million of remaining performance obligations on contracts with an original duration of one year or more. We expect to recognize revenue on approximately $115.4 million of remaining performance obligations over the next 12 months. We expect to recognize revenue from the remaining performance obligations over a range of two to five years.

9. INCOME TAXES
Our income tax expense was $5.8 million for the six months ended March 31, 2026. Included in this was a net tax benefit of $1.0 million discretely related to the six months ended March 31, 2026.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2025	$4,312
Decreases related to:
Settlements	(32)
Expiration of statute of limitations	(143)
Unrecognized tax benefits as of March 31, 2026	$4,137
The total amount of unrecognized tax benefits at March 31, 2026 that, if recognized, would affect our effective tax rate was $4.0 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.5 million over the next 12 months.
10. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within other current liabilities and other noncurrent liabilities:

	Three months ended March 31,
	2026	2025
Balance at beginning of period	$1,221	$1,104
Warranties accrued*	5,124	180
Net settlements	(162)	(180)
Balance at end of period	$6,183	$1,104

	Six months ended March 31,
	2026	2025
Balance at beginning of period	$1,247	$933
Warranties accrued*	5,245	387
Settlement made	(309)	(216)
Balance at end of period	$6,183	$1,104
*Warranties accrued in the three and six months ended March 31, 2026 include $2.0 million and $3.0 million of current and noncurrent liabilities, respectively, relating to a purchase price adjustment for our Jolt acquisition (See Note 2).

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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	March 31, 2026	September 30, 2025
Assets
Operating leases	Operating lease right-of-use assets	$7,710	$8,430
Total lease assets		$7,710	$8,430

Liabilities
Operating leases	Current portion of operating lease liabilities	$2,487	$3,361
Operating leases	Operating lease liabilities	8,364	8,671
Total lease liabilities		$10,851	$12,032
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Operating lease cost	$941	$844	$1,799	$1,716
Variable lease cost	312	332	656	617
Short-term lease cost	42	29	127	58
Total lease cost	$1,295	$1,205	$2,582	$2,391
At March 31, 2026, the weighted average remaining lease term of our operating leases was 5.0 years and the weighted average discount rate for these leases was 4.6%.

11. LEASES (CONTINUED)
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2026 (in thousands):

Fiscal year	Amount
2026 (six months)	$1,811
2027	2,339
2028	2,105
2029	2,047
2030	1,880
2031	1,519
Thereafter	467
Total future undiscounted lease payments	12,168
Less imputed interest	(1,317)
Total reported lease liability	$10,851
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
13. STOCK-BASED COMPENSATION
Stock-based awards granted in the six months ended March 31, 2026 and 2025 were granted under the Digi International Inc. 2021 Omnibus Incentive Plan (as amended and restated, the "2021 Plan"). Shares subject to awards under the 2021 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2021 Plan. The authority to grant options under the 2021 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
As of March 31, 2026, there were approximately 2,669,646 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $4.2 million and $2.7 million for the six months ended March 31, 2026 and 2025, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax withholding obligations are otherwise fulfilled by the employee paying cash to us for the withholding. During the six months ended March 31, 2026 and 2025, our employees forfeited 167,685 shares and 104,086 shares, respectively, in order to satisfy withholding tax obligations of $6.8 million and $3.4 million, respectively. We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares that may be purchased under the ESPP to 3,425,000. ESPP contributions by employees were $1.5 million and $1.1 million for the six months ended March 31, 2026 and 2025. Pursuant to the ESPP, 42,598 and 47,820 common shares were issued to employees during the six months ended March 31, 2026 and 2025, respectively. Shares are issued under the ESPP from treasury stock. As of March 31, 2026, 234,105 common shares were available for future issuances under the ESPP.

13. STOCK-BASED COMPENSATION (CONTINUED)
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2026	2025	2026	2025
Cost of sales	$223	$202	$435	$389
Sales and marketing	1,657	1,358	3,063	2,619
Research and development	578	611	1,206	1,157
General and administrative	2,049	1,773	3,790	3,339
Stock-based compensation before income taxes	4,507	3,944	8,494	7,504
Income tax benefit	(968)	(840)	(1,830)	(1,601)
Stock-based compensation after income taxes	$3,539	$3,104	$6,664	$5,903
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance on September 30, 2025	857	$21.66
Granted	53	41.41
Exercised	(253)	21.56
Forfeited / Canceled	(9)	27.46
Balance on March 31, 2026	648	$23.23	2.8	$16,176

Exercisable on March 31, 2026	518	$20.39	2.0	$14,402
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $48.20 as of March 31, 2026, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the six months ended March 31, 2026 and 2025 was $4.5 million and $17.4 million, respectively.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Six months ended March 31,
	2026	2025
Weighted average per option grant date fair value	$21.12	$16.23
Assumptions used for option grants:
Risk free interest rate	3.62% - 3.86%	4.31% - 4.38%
Expected term	6.00 years	6.00 years
Expected volatility	49%	48%
Weighted average volatility	49%	48%
Expected dividend yield	—	—

13. STOCK-BASED COMPENSATION (CONTINUED)
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
As of March 31, 2026, the total unrecognized compensation cost related to non-vested stock options was $2.2 million and the related weighted average period over which it is expected to be recognized is approximately 2.3 years.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units and performance stock units as of March 31, 2026 and changes during the six months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested on September 30, 2025	966	$31.99	324	$31.71
Granted	444	41.12	269	40.90
Vested	(359)	32.88	(82)	32.02
Canceled	(26)	33.62	(40)	40.66
Nonvested on March 31, 2026	1,025	$35.59	471	$36.15
As of March 31, 2026, the total unrecognized compensation cost related to non-vested restricted stock units and performance stock units was $31.6 million and $2.6 million, respectively. The related weighted average period over which these costs are expected to be recognized was approximately 2.2 years and 0.6 years, respectively.

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
Forward-Looking Statements
This report contains forward-looking statements that are based on management’s current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "assume," "believe," "continue," "estimate," "expect," "intend," "may," "plan," "potential," "project," "should," or "will" or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, including but not limited to expectations regarding the Company’s profitability and net cash position, inventory levels, supply chain normalization, perceived marketplace opportunities, debt repayments, attributions of potential acquisitions and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to our ability to realize synergies and operating benefits from acquisitions, like our recent acquisitions of Jolt completed in August 2025, and Particle completed in January 2026, ongoing and varying inflationary and deflationary pressures around the world and the monetary and trade policies of governments globally as well as present and ongoing concerns about a potential recession, the potential for longer than expected sales cycles, the ability of companies like us to operate a global business in such conditions as well as negative effects on product demand and the financial solvency of customers and suppliers in such conditions, risks related to ongoing supply chain challenges that continue to impact businesses globally, regulatory risks that include, but are not limited to, the potential expansion of tariffs and potential changes to regulations impacting the functionality or compliance of our products, risks related to cybersecurity, data breaches and data privacy, risks arising from military conflicts such as those in Ukraine and the Middle East, the highly competitive market in which we operate, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
These and other risks, uncertainties and assumptions identified from time to time in our filings with the United States Securities and Exchange Commission, including without limitation, those set forth in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended September 30, 2025, and any other subsequent filings, including, but not limited to, this filing, could cause our actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Many of such factors are beyond our ability to control or predict. These forward-looking statements speak only as of the date for which they are made. Except to the extent required by law, we do not undertake, and expressly disclaim, any intent or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
In fiscal 2026, our key operating objectives are to continue driving growth in Annualized Recurring Revenue ("ARR"), Adjusted Net Income, Adjusted EBITDA and cash flow generation.
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the second quarter of fiscal 2026 that we feel are most important in these evaluations, with comparisons to the second quarter of fiscal 2025:
•Revenue was $131 million, an increase of 25%.

•Gross profit margin was 64.0%, an increase of 190 basis points.

•Operating margin was 13.1% in both periods.

•Net income was $11 million, an increase of 8%.

•Net income per diluted share was $0.29, an increase of 4%.

•Adjusted net income was $24 million, an increase of 33%.

•Adjusted net income per diluted share was $0.62, an increase of 29%.

•Adjusted EBITDA was $34 million, an increase of 32%.

•Annualized Recurring Revenue ("ARR") was $184 million at quarter end, an increase of 50%.

(1) Fiscal 2026 results include the results of Jolt for the full six-month period and Particle following the January 2026 acquisition date.

Reconciliations of non-GAAP financial measures to their closest GAAP analogs appear in this document, as well as a discussion of recent changes to the method of calculating adjusted net income and adjusted net income per share.
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
In addition to the above trends, there are a number of macro circumstances globally that we continue to monitor for potential impacts on our business. These include evolving international trade policies, global economic conditions, military conflicts and political tensions that may have the potential to disrupt our business or those of our vendors or customers.
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

vendors and customers in ways that could harm our business. Due to the war in Ukraine, sanctions remain imposed on trade with Russia and Belarus which has the potential to disrupt the supply of raw materials needed to make components. Political tensions between China and other nations have intensified, which could lead to similar issues. Additionally, the military conflict with Iran that began in late February has created volatility in both the price of oil and other commodities as well as shipping that has impacted our transportation costs.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended March 31,				% incr.
($ in thousands)	2026		2025		(decr.)
Revenue	$130,743	100.0%	$104,503	100.0%	25.1%
Cost of sales	47,068	36.0	39,570	37.9	18.9
Gross profit	83,675	64.0	64,933	62.1	28.9
Operating expenses	66,602	50.9	51,206	49.0	30.1
Operating income	17,073	13.1	13,727	13.1	24.4
Other expense, net	(2,264)	(1.8)	(1,379)	(1.3)	64.2
Income before income taxes	14,809	11.3	12,348	11.8	19.9
Income tax expense	3,506	2.7	1,851	1.8	89.4
Net income	$11,303	8.6%	$10,497	10.0%	7.7

	Six months ended March 31,				% incr.
($ in thousands)	2026		2025		(decr.)
Revenue	$253,205	100.0%	$208,369	100.0%	21.5%
Cost of sales	93,139	36.8	79,038	37.9	17.8
Gross profit	160,066	63.2	129,331	62.1	23.8
Operating expenses	126,667	50.0	102,245	49.1	23.9
Operating income	33,399	13.2	27,086	13.0	23.3
Other expense, net	(4,571)	(1.8)	(3,642)	(1.7)	25.5%
Income before income taxes	28,828	11.4	23,444	11.3	23.0
Income tax expense	5,814	2.3	2,864	1.4	103.0
Net income	$23,014	9.1%	$20,580	9.9%	11.8
NM means not meaningful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
REVENUE BY SEGMENT

	Three months ended March 31,				% incr.
($ in thousands)	2026		2025		(decr.)
Revenue
IoT Products & Services	$93,631	71.6%	$77,783	74.4%	20.4%
IoT Solutions	37,112	28.4	26,720	25.6	38.9
Total revenue	$130,743	100.0%	$104,503	100.0%	25.1%

	Six months ended March 31,				% incr.
	2026		2025		(decr.)
Revenue
IoT Products & Services	$179,985	71.1%	$155,606	74.7%	15.7%
IoT Solutions	73,220	28.9	52,763	25.3	38.8
Total revenue	$253,205	100.0%	$208,369	100.0%	21.5%
IoT Products & Services
IoT Products & Services revenue increased $15.8 million for the three months ended March 31, 2026, as compared to the same period in the prior fiscal year. This was driven by increased customer demand and consisted of a $10.3 million increase in one-time sales and $5.5 million of recurring revenue growth, with no material impact from pricing. These increases were driven largely by organic growth, with a contribution from the Particle acquisition.

IoT Products & Services revenue increased $24.4 million for the six months ended March 31, 2026, as compared to the same period in the prior fiscal year. This was driven by increased customer demand and consisted of a $16.6 million increase in one-time sales and $7.8 million of recurring revenue growth, with no material impact from pricing. These increases were driven largely by organic growth, with a contribution from the Particle acquisition.
IoT Solutions
IoT Solutions revenue increased $10.4 million for the three months ended March 31, 2026, as compared to the same period in the prior fiscal year. The increase consisted of a $7.8 million increase in recurring revenue and a $2.6 million increase in one-time sales, with the majority of both driven by the Jolt acquisition.

IoT Solutions revenue increased $20.5 million for the six months ended March 31, 2026, as compared to the same period in the prior fiscal year. The increase consisted of a $15.5 million increase in recurring revenue and a $5.0 million increase in one-time sales, with the majority of both driven by the Jolt acquisition.
ARR
ARR was $184 million as of March 31, 2026, compared to $123 million as of March 31, 2025. IoT Products & Services ARR was $57 million as of March 31, 2026, compared to $28 million as of March 31, 2025. This increase was driven primarily by the acquisition of Particle and supported by growth in the subscription base across remote management platforms, extended warranty offerings and technical support. IoT Solutions ARR was $127 million as of March 31, 2026, compared to $95 million as of March 31, 2025, primarily driven by the acquisition of Jolt, as well as growth in our existing Solutions businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
COST OF GOODS SOLD AND GROSS PROFIT
Below are cost of goods sold and gross profit as a percentage of their respective total revenue:

	Three months ended March 31,				Basis point
($ in thousands)	2026		2025		inc. (decr.)
Cost of sales	$47,068	36.0%	$39,570	37.9%	(190)
Gross profit	$83,675	64.0%	$64,933	62.1%	190

	Six months ended March 31,				Basis point
($ in thousands)	2026		2025		inc. (decr.)
Cost of sales	$93,139	36.8%	$79,038	37.9%	(110)
Gross profit	$160,066	63.2%	$129,331	62.1%	110
Gross profit margin of 64.0% increased 190 basis points the second quarter of fiscal 2026 as compared to second quarter of the prior fiscal year. This increase was the result of lower manufacturing related costs.
Gross profit margin of 63.2% increased 110 basis points in the six months ended March 31, 2026, as compared to the same period in the prior fiscal year. This increase was the result of a higher proportion of volume from recurring revenue, which has a higher margin.
OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended March 31,				$	%
($ in thousands)	2026		2025		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$27,526	21.1%	$22,041	21.1%	$5,485	24.9%
Research and development	19,280	14.7	15,325	14.7	3,955	25.8
General and administrative	19,796	15.1	13,840	13.2	5,956	43.0
Total operating expenses	$66,602	50.9%	$51,206	49.0%	$15,396	30.1%

	Six months ended March 31,				$	%
($ in thousands)	2026		2025		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$53,503	21.1%	$43,798	21.0%	$9,705	22.2%
Research and development	36,434	14.4	30,352	14.6	6,082	20.0
General and administrative	36,730	14.5	28,095	13.5	8,635	30.7
Total operating expenses	$126,667	50.0%	$102,245	49.1%	$24,422	23.9%

The $15.4 million increase in operating expenses for the three months ended March 31, 2026, as compared to the same period in the prior fiscal year, was due to a $11.5 million increase in labor expense and a $4.0 million increase in non-labor expense. These increases were driven by incremental costs from Jolt and Particle, including an increase in amortization expense due to acquisition-related intangibles, and higher labor costs among existing employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The $24.4 million increase in operating expenses for the six months ended March 31, 2026, as compared to the same period in the prior fiscal year, was due to a $16.2 million increase in labor expense and a $8.5 million increase in non-labor expense, partially offset by a $0.2 million in net gains on intangible asset sales. These increases were driven by incremental costs from Jolt and Particle, including an increase in amortization expense due to acquisition-related intangibles, and higher labor costs among existing employees.
OPERATING INCOME

	Three months ended March 31,				Basis point increase (decrease)
($ in thousands)	2026		2025
Operating Income
IoT Products & Services	$13,980	14.9%	$11,298	14.5%	40
IoT Solutions	3,093	8.3%	2,429	9.1%	(80)
Total operating income	$17,073	13.1%	$13,727	13.1%	—

	Six months ended March 31,				Basis point increase (decrease)
($ in thousands)	2026		2025
Operating Income
IoT Products & Services	$25,666	14.3%	$22,255	14.3%	—
IoT Solutions	7,733	10.6%	4,831	9.2%	140
Total operating income	$33,399	13.2%	$27,086	13.0%	20
IoT Products & Services
IoT Products & Services operating income increased 40 basis points for the second quarter of fiscal 2026, as compared to the second quarter of fiscal 2025. This increase was due to lower manufacturing related costs, partially offset by an increase in amortization expense, due to the addition of acquisition-related intangibles.

IoT Products & Services operating income was flat for the six months ended March 31, 2026, as compared to the same period in the prior fiscal year. This was the result of a higher proportion of volume from recurring revenue, which has a higher margin, offset by an increase in amortization expense, due to the addition of acquisition-related intangibles.

IoT Solutions

IoT Solutions operating income decreased 80 basis points for the second quarter of fiscal 2026, as compared to the second quarter of fiscal 2025. This decrease was the result of an increase in amortization expense, due to the addition of acquisition-related intangibles.

IoT Solutions operating income increased 140 basis points for the six months ended March 31, 2026, as compared to the same period in the prior fiscal year. This increase was the result of a higher proportion of volume from recurring revenue, which has a higher margin, partially offset by an increase in amortization expense, due to the addition of acquisition-related intangibles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER EXPENSE, NET
Below are our other expenses, net, and other expenses, net as a percentage of total revenue:

	Three months ended March 31,				$	%
($ in thousands)	2026		2025		incr. (decr.)	incr. (decr.)
Other expense, net
Interest expense, net	$(2,220)	(1.7)%	$(1,336)	(1.3)%	$(884)	66.2%
Other expense, net	(44)	—	(43)	—	(1)	2.3%
Total other expense, net	$(2,264)	(1.7)%	$(1,379)	(1.3)%	$(885)	64.2%

	Six months ended March 31,				$	%
($ in thousands)	2026		2025		incr. (decr.)	incr. (decr.)
Other expense, net
Interest expense, net	$(4,523)	(1.8)%	$(3,630)	(1.7)%	$(893)	24.6%
Other expense, net	(48)	—	(12)	—	(36)	300.0%
Total other expense, net	$(4,571)	(1.8)%	$(3,642)	(1.7)%	$(929)	25.5%
Other expense, net, increased for the three and six months ended March 31, 2026, as compared to the same periods in the prior fiscal year due to increased interest expense, as the amount of outstanding debt increased due to the acquisition of Particle in the second quarter of fiscal 2026.
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
NON-GAAP FINANCIAL INFORMATION
This report includes adjusted net income, adjusted net income per diluted share and adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), each of which is a non-GAAP financial measure.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Below are reconciliations from GAAP to non-GAAP information that we feel are important to our business:
Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended March 31,				Six months ended March 31,
	2026		2025		2026		2025
		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$130,743	100.0%	$104,503	100.0%	$253,205	100.0%	$208,369	100.0%

Net income	$11,303		$10,497		$23,014		$20,580
Interest expense, net	2,220		1,336		4,523		3,630
Income tax provision	3,506		1,851		5,814		2,864
Depreciation and amortization	11,071		8,162		21,526		16,662
Stock-based compensation	4,507		3,944		8,494		7,504
Gain on asset sale	—		—		(200)		—
Restructuring charge	41		225		498		384
Acquisition expense, net	1,763		—		2,306		—
Adjusted EBITDA	$34,411	26.3%	$26,015	24.9%	$65,975	26.1%	$51,624	24.8%
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended March 31,				Six months ended March 31,
	2026		2025		2026		2025
Net income and net income per diluted share	$11,303	$0.29	$10,497	$0.28	$23,014	$0.60	$20,580	$0.55
Amortization	7,821	0.20	5,235	0.14	15,077	0.39	11,000	0.29
Stock-based compensation expense	4,507	0.12	3,944	0.11	8,494	0.22	7,504	0.20
Other non-operating income	44	—	43	—	48	—	12	—
Acquisition expense, net	1,763	0.05	—	—	2,306	0.06	—	—
Gain on asset sale	—	—	—	—	(200)	(0.01)	—	—
Restructuring charge	41	—	225	0.01	498	0.01	384	0.01
Tax effect from the above adjustments (1)	(1,455)	(0.03)	(1,923)	(0.06)	(3,077)	(0.07)	(4,246)	(0.12)
Discrete tax benefits (2)	(256)	(0.01)	(149)	—	(1,018)	(0.03)	(511)	(0.01)
Adjusted net income and adjusted net income per diluted share (3)	$23,768	$0.62	$17,872	$0.48	$45,142	$1.17	$34,723	$0.92
Diluted weighted average common shares		38,482		37,520		38,420		37,553
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2026 and fiscal 2025 based on adjusted net income.
(2)For the three and six months ended March 31, 2026 and 2025, discrete tax benefits are a result of changes in excess tax benefits recognized on stock compensation.
(3)Adjusted net income per diluted share may not add due to the use of rounded numbers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES
Historically we have financed our operations and capital expenditures principally with funds generated from operations. In fiscal 2022 we issued debt to fund our acquisition of Ventus and in fiscal 2023 we extinguished the debt, replacing it with a revolving credit facility. Our liquidity requirements arise from our working capital needs, and, to a lesser extent, from our need to fund capital expenditures to support our current operations and facilitate growth and expansion.
On December 23, 2025, we amended our Credit Agreement. The Credit Agreement provides Digi with a $250 million senior secured revolving credit facility, with an uncommitted accordion feature that provides additional borrowing capacity of up to the greater of $105 million or one hundred percent of trailing twelve month adjusted earnings before interest, taxes, depreciation, and amortization. The Credit Facility also contains a $10 million letter of credit sublimit and $10 million swingline sub-facility. For additional information regarding the terms of our Credit Facility, including the Revolving Loan and its sub-facilities, see Note 6 to our condensed consolidated financial statements.
We expect positive cash flows from operations for the foreseeable future. We believe that our current cash and cash equivalents balances, cash generated from operations and our ability to borrow under our credit facility will be sufficient to fund our business operations and capital expenditures for the next 12 months and beyond.
Below our condensed consolidated statements of cash flows for the six months ended March 31, 2026 and 2025 are summarized:

	Six months ended March 31,
($ in thousands)	2026	2025
Operating activities	$77,106	$56,005
Investing activities	(49,707)	(1,135)
Financing activities	(17,406)	(56,037)
Effect of exchange rate changes on cash and cash equivalents	(154)	(47)
Net decrease in cash and cash equivalents	$9,839	$(1,214)
Cash flows from operating activities increased $21.1 million. This was largely driven by a $19.3 million decrease in net operating assets for the first half of fiscal 2026 compared to a $11.5 million increase in the first half of fiscal 2025, as well as a $4.9 million decrease in deferred income tax benefit in the first half of fiscal 2026 compared to a small increase in the first half of fiscal 2025, a $4.9 million increase in depreciation, a $2.4 million increase in net income in the first half of fiscal 2026 and smaller increases in stock based compensation expense and gains on sales of intangible assets.
Cash flows used for investing activities increased $48.6 million almost entirely caused by the net cash paid for the acquisition of Particle.
Cash flows used in financing activities decreased $38.6 million. This was driven by a $34.0 million draw on our revolving credit agreement to fund the acquisition of Particle, a small decrease in debt payments in the first half of fiscal 2026 compared to the first half of fiscal 2025, and higher proceeds from stock option exercises and employee stock purchase plan transactions.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at March 31, 2026:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$12,168	$2,981	$4,298	$3,663	$1,226
Revolving loan	144,000	—	144,000	—	—
Total	$156,168	$2,981	$148,298	$3,663	$1,226

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The operating leases included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $0.2 million as of March 31, 2026. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The table above also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of March 31, 2026, we had $144.0 million outstanding under our Revolving Loan. Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.35% to 3.10% for Term SOFR loans and 0.35% to 2.10% for base rate loans, depending on Digi’s total net leverage ratio. All borrowings in the period were made at Term SOFR for a one-month interest election period. Our weighted average Revolving Loan applicable margin of 1.35% as of March 31, 2026. Our weighted average interest rate for our Credit Facility was 4.95% as of March 31, 2026.
Digi bases the interest period election described above on a monthly assessment of the interest rate environment. Based on the balance sheet position for the Revolving Loan at March 31, 2026, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.4 million. For additional information, see Note 6 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.
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
A 10% change in the average exchange rate for the Euro, British Pound, Australian Dollar and Canadian Dollar to the U.S. Dollar during the first six months of fiscal 2026 would have resulted in a 0.7% increase or decrease in stockholders' equity due to foreign currency translation.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We procure all parts and certain services involved in the production of our products and subcontract most of our product manufacturing to outside firms that specialize in such services. Although most of the components of our products are available from multiple vendors, we have several single-source supplier relationships, either because alternative sources are not available or because the relationship is advantageous to us. Further, in recent years global supply chains have experienced stress due to a range of factors. This has impacted our own ability to procure certain inventory and services. These disruptions also caused us to order significant amounts of inventory as we were uncertain whether we would otherwise be able to procure necessary parts and components to meet customer needs. As a result, at times we held elevated levels of inventory compared to historical norms. The impacts of these circumstances driven by supply chain stress were material in some instances and it is possible additional material impacts could occur in the future. There can be no assurance that our suppliers will be able to meet our future requirements for products and components in a timely fashion. In addition, the availability of many of the components we need is dependent in part on our ability to provide our suppliers with accurate forecasts of our future requirements. Delays or lost revenue could be caused by other factors beyond our control, including late deliveries by vendors of components, or force majeure events. As an example of force majeure, a fire many years ago disrupted the operations at one of our contract manufacturers in Thailand. If we are required to identify alternative suppliers for any of our required components, qualification and pre-production periods could be lengthy and may cause an increase in component costs and delays in providing products to customers. Any extended interruption in the supply of any of the key components or the availability of manufacturing services that currently are obtained from limited sources could disrupt our operations and have a material adverse effect on our customer relationships and profitability.
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
Our future growth may be dependent in part upon our ability to increase sales in international markets. These sales are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, geopolitical tensions, unexpected or very burdensome changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences, and export license requirements. The impact of these risks is not able to be estimated and the circumstances associated with these risks is extremely fluid in the current macro-economic environment. In addition, we are subject to the risks inherent in conducting business internationally, including political and economic instability, military conflicts and unexpected changes in diplomatic and trade relationships. In many markets where we operate business and cultural norms are different than those in the United States and practices that may violate laws and regulations applicable to us like the Foreign Corrupt Practices Act ("FCPA") and the UK Anti-Bribery Act ("UKBA") are more commonplace. Although we have implemented policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees, contractors and agents, as well as channel partners involved in our international sales, may take actions in violation of our policies. Many of our vendors and strategic business allies also have international operations and are subject to the above-described risks. Even if we are able to successfully manage the risks of international operations, our business may be adversely affected if one or more of our business relations are not able to successfully manage these risks. There can be no assurance that one or more of these factors will not have a material adverse effect on our business strategy and financial condition.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the second quarter of fiscal 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	4,381	44.75	—	—
March 1, 2026 - March 31, 2026	—	—	—	—
	4,381	$44.75	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

101
The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended March 31, 2026, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; (vi) the Notes to the Condensed Consolidated Financial Statements; and (vii) the information set forth in Part II, Item 5.
Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2026 is formatted in iXBRL (included in Exhibit 101).
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

DIGI INTERNATIONAL INC.
Date:	May 6, 2026	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)