Form 10-Q
period 2026-06-30
DIGI INTERNATIONAL INC
filed 2026-08-05
CIK 854775

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 31, 2026, there were 37,948,123 shares of the registrant's $.01 par value Common Stock outstanding.

i

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)
Revenue:
Product	$89,295	$74,136	$255,602	$218,908
Service	49,375	33,378	136,273	96,975
Total revenue	138,670	107,514	391,875	315,883
Cost of sales:
Cost of product	37,640	31,537	112,586	95,268
Cost of service	9,482	6,756	24,837	20,157
Amortization	1,622	953	4,460	2,859
Total cost of sales	48,744	39,246	141,883	118,284
Gross profit	89,926	68,268	249,992	197,599
Operating expenses:
Sales and marketing	29,061	23,019	82,564	66,817
Research and development	20,325	16,227	56,759	46,579
General and administrative	17,645	14,099	54,375	42,194
Total operating expenses	67,031	53,345	193,698	155,590
Operating income	22,895	14,923	56,294	42,009
Other expense, net:
Interest expense, net	(1,606)	(932)	(6,129)	(4,562)
Other expense, net	(31)	(31)	(79)	(43)
Total other expense, net	(1,637)	(963)	(6,208)	(4,605)
Income before income taxes	21,258	13,960	50,086	37,404
Income tax provision	5,518	3,717	11,332	6,581
Net income	$15,740	$10,243	$38,754	$30,823

Net income per common share:
Basic	$0.42	$0.28	$1.03	$0.84
Diluted	$0.40	$0.27	$1.00	$0.82
Weighted average common shares:
Basic	37,776	37,073	37,588	36,902
Diluted	38,919	37,653	38,646	37,623

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$15,740	$10,243	$38,754	$30,823
Other comprehensive income (loss):
Foreign currency translation adjustment	(312)	1,427	(812)	262
Other comprehensive income (loss)	(312)	1,427	(812)	262
Comprehensive income	$15,428	$11,670	$37,942	$31,085

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2026	September 30, 2025
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,972	$21,902
Accounts receivable, net	62,787	63,453
Inventories	45,010	38,911
Income taxes receivable	3,824	1,875
Prepaid expenses and other current assets	5,669	4,558
Total current assets	145,262	130,699
Property, equipment and improvements, net	32,374	34,022
Intangible assets, net	366,584	350,688
Goodwill	411,604	392,872
Operating lease right-of-use assets	7,220	8,430
Deferred tax assets	455	5,131
Other non-current assets	852	804
Total assets	$964,351	$922,646
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	35,099	35,871
Accrued compensation	18,529	16,261
Unearned revenue	55,480	40,671
Current portion of operating lease liabilities	2,263	3,361
Income taxes payable	117	522
Other current liabilities	17,203	11,124
Total current liabilities	128,691	107,810
Income taxes payable	3,456	3,261
Deferred tax liabilities	10,424	164
Long-term debt	108,130	159,152
Operating lease liabilities	7,995	8,671
Other non-current liabilities	20,502	7,511
Total liabilities	279,198	286,569
Commitments and Contingencies (See Note 12)
Stockholders' equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 shares authorized; 44,523,864 and 43,641,997 shares issued	445	436
Additional paid-in capital	454,936	437,391
Retained earnings	326,908	288,154
Accumulated other comprehensive loss	(24,606)	(23,794)
Treasury stock, at cost, 6,583,245 and 6,471,074 shares	(72,530)	(66,110)
Total stockholders' equity	685,153	636,077
Total liabilities and stockholders' equity	$964,351	$922,646

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended June 30,
	2026	2025
	(in thousands)
Operating activities:
Net income	$38,754	$30,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and improvements	9,754	8,723
Amortization	23,497	16,441
Stock-based compensation	13,411	11,378
Deferred income tax expense	11,424	(2,518)
Other	(266)	44
Changes in operating assets and liabilities	13,845	15,067
Net cash provided by operating activities	110,419	79,958
Investing activities:
Acquisition of businesses, net of cash acquired	(48,912)	—
Purchase of property, equipment, improvements and certain other intangible assets	(1,956)	(2,148)
Proceeds from sale of property, equipment, improvements and certain other intangible assets	300	—
Net cash (used in) provided by investing activities	(50,568)	(2,148)
Financing activities:
Proceeds from long-term debt	33,724	—
Payments on long-term debt	(85,000)	(83,300)
Proceeds from stock option plan transactions	6,786	3,097
Proceeds from employee stock purchase plan transactions	2,269	1,665
Taxes paid for net share settlement of share-based payment options and awards	(11,332)	(6,753)
Net cash used in financing activities	(53,553)	(85,291)
Effect of exchange rate changes on cash and cash equivalents	(228)	75
Net increase (decrease) in cash and cash equivalents	6,070	(7,406)
Cash and cash equivalents, beginning of period	21,902	27,510
Cash and cash equivalents, end of period	$27,972	$20,104

Supplemental disclosures of cash flow information:
Interest paid	$6,191	$4,764
Income taxes paid, net	2,191	12,919
Supplemental schedule of non-cash investing and financing activities:
Transfer of inventory to property, equipment and improvements	(5,916)	(6,859)
Accrual for purchase of property, equipment, improvements and certain other intangible assets	$(626)	$(179)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIGI INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Retained	Comprehensive	Stockholders'
(in thousands)	Shares	Par Value	Shares	Value	Capital	Earnings	(Loss) Income	Equity
Balances, March 31, 2025	43,562	$436	6,506	$(66,280)	$428,041	$267,930	$(24,909)	$605,218
Net income	—	—	—	—	—	10,243	—	10,243
Other comprehensive loss	—	—	—	—	—	—	1,427	1,427
Employee stock purchase plan issuances	—	—	(23)	248	301	—	—	549
Taxes paid for net share settlement of share-based payment awards	—	—	5	(170)	—	—	—	(170)
Issuance of stock under stock award plans	39	—	—	—	366	—	—	366
Stock-based compensation expense	—	—	—	—	3,874	—	—	3,874
Balances, June 30, 2025	43,601	$436	6,488	$(66,202)	$432,582	$278,173	$(23,482)	$621,507

Balance on September 30, 2024	42,997	$430	6,449	$(63,414)	$420,413	$247,350	$(23,744)	$581,035
Net income	—	—	—	—	—	30,823	—	30,823
Other comprehensive income	—	—	—	—	—	—	262	262
Employee stock purchase plan issuances	—	—	(71)	748	917	—	—	1,665
Taxes paid for net share settlement of share-based payment awards	—	—	110	(3,536)	(3,218)	—	—	(6,754)
Issuance of stock under stock award plans	604	6	—	—	3,092	—	—	3,098
Stock-based compensation expense	—	—	—	—	11,378	—	—	11,378
Balances, June 30, 2025	43,601	$436	6,488	$(66,202)	$432,582	$278,173	$(23,482)	$621,507

Balances, March 31, 2026	44,291	$443	6,596	$(72,339)	$450,977	$311,168	$(24,294)	$665,955
Net income	—	—	—	—	—	15,740	—	15,740
Other comprehensive income	—	—	—	—	—	—	(312)	(312)
Employee stock purchase plan issuances	—	—	(19)	213	601	—	—	814
Taxes paid for net share settlement of share-based payment options and awards	—	—	6	(404)	(4,088)	—	—	(4,492)
Issuance of stock under stock award plans	233	2	—	—	2,529	—	—	2,531
Stock-based compensation expense	—	—	—	—	4,917	—	—	4,917
Balances, June 30, 2026	44,524	$445	6,583	$(72,530)	$454,936	$326,908	$(24,606)	$685,153

Balances, September 30, 2025	43,642	$436	6,471	$(66,110)	$437,391	$288,154	$(23,794)	$636,077
Net income	—	—	—	—	—	38,754	—	38,754
Other comprehensive income	—	—	—	—	—	—	(812)	(812)
Employee stock purchase plan issuances	—	—	(62)	680	1,589	—	—	2,269
Taxes paid for net share settlement of share-based payment awards	—	—	174	(7,100)	(4,232)	—	—	(11,332)
Issuance of stock under stock award plans	882	9	—	—	6,777	—	—	6,786
Stock-based compensation expense	—	—	—	—	13,411	—	—	13,411
Balances, June 30, 2026	44,524	$445	6,583	$(72,530)	$454,936	$326,908	$(24,606)	$685,153

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
2. ACQUISITIONS
Acquisition of Jolt Software, Inc. ("Jolt")
On August 18, 2025, we acquired Jolt for an estimated $148.5 million in cash. In the first quarter of fiscal 2026, we made net working capital adjustments due to an underage in the net working capital assumed in the transaction. This resulted in a decrease in consideration of $1.1 million and a reduction to goodwill of $0.9 million. In the second quarter of fiscal 2026, we made additional purchase accounting adjustments, primarily related to a $5.0 million reserve for potential product replacement (See Note 10) and a corresponding $1.3 million deferred tax asset, resulting in an increase of $3.7 million in the fair value of net tangible liabilities acquired and an increase of $3.7 million in goodwill. In the third quarter of fiscal 2026, we made additional purchase accounting adjustments for the revaluation of deferred taxes. As a result, we increased the long-term deferred tax liability balance by $0.6 million and increased goodwill by $0.6 million. These adjustments resulted in a final consideration of $147.5 million and goodwill of $53.6 million as of June 30, 2026. During the third quarter, the Company completed its valuation of the assets acquired and liabilities assumed in connection with Jolt and finalized the purchase price allocation. The purchase price allocation disclosed herein is final and no further measurement period adjustments are expected.

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
The following table summarizes the fair values of Particle assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash Paid	$50,389

Fair value of net tangible liabilities acquired*	$(56)
Identifiable intangible assets:
Customer relationships	16,000
Purchased and core technology	11,000
Trademarks	10,000
Noncompete Agreements	1,800
Deferred tax liability on identifiable intangible assets	(4,235)
Goodwill	15,880
Total	$50,389
*Includes $0.9 million in cash assumed in acquisition.
The condensed consolidated balance sheet as of June 30, 2026 reflected a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Purchase price allocations may be subject to future adjustments for the net assets, including intangible assets, acquired working capital balances and income tax assets and liabilities within the one-year measurement period.
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
The goodwill of $15.9 million arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of Particle and Digi. The goodwill from this transaction is all included in the IoT Products & Services segment.
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
Particle's contribution to revenue and operating income for the three and nine months ended June 30, 2026 was not material. In addition, Digi’s net revenue and operating income for the three and nine months ended June 30, 2026 and 2025 would not have been materially different from reported results had the acquisition occurred on October 1, 2024.

3. EARNINGS PER SHARE
The following table is a reconciliation of the numerators and denominators in the net income per common share calculations (in thousands, except per common share data):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$15,740	$10,243	$38,754	$30,823

Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	37,776	37,073	37,588	36,902
Effect of dilutive securities:
Stock options and restricted stock units	1,143	580	1,058	721
Denominator for diluted net income per common share — adjusted weighted average shares	38,919	37,653	38,646	37,623

Net income per common share, basic	$0.42	$0.28	$1.03	$0.84
Net income per common share, diluted	$0.40	$0.27	$1.00	$0.82
Digi excludes certain stock options and restricted stock unit awards that would have an anti-dilutive effect on our diluted net income per share calculation. For the three months ended June 30, 2026 and 2025, 8,608 and 337,179 shares outstanding were excluded, respectively. For the nine months ended June 30, 2026 and 2025, 43,981 and 206,008 shares outstanding were excluded, respectively.
4. SELECTED BALANCE SHEET DATA
The following table shows selected balance sheet data (in thousands):

	June 30, 2026	September 30, 2025
Accounts receivable, net:
Accounts receivable	$76,485	$78,150
Less allowance for credit losses	5,887	6,417
Less reserve for future credit returns and pricing adjustments	7,811	8,280
Accounts receivable, net	$62,787	$63,453
Inventories:
Raw materials	$8,668	$10,803
Work in process	366	7
Finished goods	35,976	28,101
Inventories	$45,010	$38,911

5. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Amortizable intangible assets were (in thousands):

	June 30, 2026			September 30, 2025
	Gross carrying amount	Accum. amort.	Net	Gross carrying amount	Accum. amort.	Net
Purchased and core technology	$111,943	$(71,950)	$39,993	$100,986	$(67,533)	$33,453
License agreements	112	(112)	—	112	(112)	—
Patents and trademarks	55,805	(27,406)	28,399	45,468	(24,870)	20,598
Customer relationships	424,179	(127,537)	296,642	408,198	(111,561)	296,637
Non-compete agreements	2,400	(850)	1,550	600	(600)	—
Order backlog	1,000	(1,000)	—	1,000	(1,000)	—
Total	$595,439	$(228,855)	$366,584	$556,364	$(205,676)	$350,688
Amortization expense for intangible assets was $8.2 million and $5.2 million for the three months ended June 30, 2026 and 2025, respectively. Amortization expense for intangible assets was $23.2 million and $16.2 million for the nine months ended June 30, 2026 and 2025, respectively. Amortization expense is recorded on our condensed consolidated statements of operations within cost of sales and in general and administrative expense.
Estimated amortization expense related to intangible assets for the remainder of fiscal 2026 and the five succeeding fiscal years is (in thousands):

2026 (three months)	$8,177
2027	32,369
2028	32,161
2029	29,901
2030	29,297
2031	29,245
The changes in the carrying amount of goodwill by reportable segments are (in thousands):

	Nine months ended June 30, 2026
	IoT Products & Services	IoT Solutions	Total
Balance on September 30, 2025	$175,266	$217,606	$392,872
Acquisitions (see Note 2)	15,880	3,371	19,251
Foreign currency translation adjustment	(303)	(216)	(519)
Balance on June 30, 2026	$190,843	$220,761	$411,604
Goodwill represents the excess of cost over the fair value of net identifiable assets acquired. Goodwill is tested quantitatively for impairment on an annual basis as of June 30, or more frequently if events or circumstances occur which could indicate impairment. We have two reportable segments that are also reporting units, IoT Products & Services and IoT Solutions (see Note 7). Each of these reporting units was tested individually for impairment during our annual impairment test completed as of the end of the third fiscal quarter of fiscal 2026.

Results of our Fiscal 2026 Annual Impairment Test

As of June 30, 2026, we had a total of $190.8 million of goodwill for the IoT Products & Services reporting unit and $220.8 million of goodwill for the IoT Solutions reporting unit. At June 30, 2026, the fair value of goodwill exceeded the carrying value for each reporting unit and no impairment was recorded.

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
Borrowings under the Credit Facility bear interest at a rate per annum equal to Term Secured Overnight Financing Rate ("SOFR") with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.35% to 3.10% for Term SOFR loans and 0.35% to 2.10% for base rate loans, depending on Digi’s total net leverage ratio. Borrowings for October 2025 through February 2026 were made at Term SOFR for a one-month interest election period. Borrowings were made on a six-month interest election period after February 2026. Our weighted average Revolving Loan applicable margin was 1.35% as of June 30, 2026. Our weighted average interest rate for our Credit Facility was 4.95% as of June 30, 2026.
In addition to paying interest on the outstanding principal, Digi is required to pay a commitment fee on the unutilized commitments under the Credit Facility. The commitment fee is between 0.20% and 0.35% depending on Digi’s total net leverage ratio. Our weighted average Revolving Loan commitment fee was 0.20% as of June 30, 2026. The Credit Facility is secured by substantially all of the property of Digi and its domestic subsidiaries.
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
The Revolving Loan is due in a lump sum payment at maturity December 7, 2028, if any amounts are drawn. The fair value of the Revolving Loan approximated carrying value at June 30, 2026.
The following table is a summary of our long-term indebtedness at June 30, 2026 and September 30, 2025 (in thousands):

	Balance on June 30, 2026	Balance on September 30, 2025
Revolving Loan	$109,000	$160,000
Less unamortized issuance costs	(870)	(848)
Total long-term debt, net of unamortized issuance costs	$108,130	$159,152

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
Summary operating results for each of our segments were (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Revenue
IoT Products & Services	$99,793	$80,032	$279,778	$235,638
IoT Solutions	38,877	27,482	112,097	80,245
Total revenue	$138,670	$107,514	$391,875	$315,883
Depreciation and amortization
IoT Products & Services	$3,923	$2,916	$10,431	$9,262
IoT Solutions	7,546	5,385	22,562	15,701
Total depreciation and amortization	$11,469	$8,301	$32,993	$24,963
Other segment items*
IoT Products & Services	$79,086	$64,935	$226,897	$191,940
IoT Solutions	25,220	19,355	75,691	56,971
Total other segment items	$104,306	$84,290	$302,588	$248,911
Operating income
IoT Products & Services	$16,784	$12,181	$42,450	$34,436
IoT Solutions	6,111	2,742	13,844	7,573
Total operating income	$22,895	$14,923	$56,294	$42,009
*Other segment items for both IoT Products & Services and IoT Solutions include cost of sales and operating expenses.

7. SEGMENT INFORMATION (CONTINUED)
The following table provides a reconciliation of segment operating income to consolidated income before taxes:

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Total segment operating income	$22,895	$14,923	$56,294	$42,009
Total other expense, net	(1,637)	(963)	(6,208)	(4,605)
Income before income taxes	$21,258	$13,960	$50,086	$37,404
*Total other expense, net primarily includes interest expense, net in the three and nine months ended June 30, 2026 and 2025, respectively.
Total expended for property, plant and equipment was (in thousands):

	Nine months ended June 30,
	2026	2025
IoT Products & Services	$1,055	$1,295
IoT Solutions*	562	539
Total expended for property, plant and equipment	$1,617	$1,834
* Excluded from these amounts are $5,916 and $6,859 of transfers of inventory to property plant and equipment for subscriber assets for the nine months ended June 30, 2026 and 2025, respectively.
Total assets for each of our segments were (in thousands):

	June 30, 2026	September 30, 2025
IoT Products & Services	$382,587	$338,454
IoT Solutions	553,792	562,290
Segment assets	936,379	900,744
Unallocated*	27,972	21,902
Total assets	$964,351	$922,646
*Unallocated consists of cash and cash equivalents.
8. REVENUE
Revenue Disaggregation
The following table summarizes our revenue by geographic location of our customers (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
North America, primarily the United States	$117,197	$89,725	$329,742	$252,279
Europe, Middle East & Africa	13,491	12,461	38,068	45,460
Rest of world	7,982	5,328	24,065	18,144
Total revenue	$138,670	$107,514	$391,875	$315,883
The following table summarizes our revenue by the timing of revenue recognition (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Transferred at a point in time	$91,303	$76,364	$261,315	$224,769
Transferred over time	47,367	31,150	130,560	91,114
Total revenue	$138,670	$107,514	$391,875	$315,883

8. REVENUE (CONTINUED)
We had no customers that represented over 10% of consolidated revenue in the three months ended June 30, 2026. We had one customer, a distributor of Digi's IoT Products & Services segment, that represented 11% of consolidated revenue in the nine months ended June 30, 2026.
Contract Balances
Contract Related Assets
Our contract related assets consist of subscriber assets. Subscriber assets are equipment that we provide to customers pursuant to subscription-based contracts.  In these cases, we retain the ownership of the equipment a customer uses and charge the customer subscription fees to receive our end-to-end solutions. The total net book value of subscriber assets of $21.5 million and $22.9 million as of June 30, 2026 and September 30, 2025, respectively, are included in property, equipment and improvements, net. Depreciation expense for these subscriber assets, which is included in cost of sales, was $2.5 million and $2.3 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense for these subscriber assets was $7.3 million and $6.3 million for the nine months ended June 30, 2026 and 2025, respectively.
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
Our contract liabilities were $73.0 million and $40.0 million at June 30, 2026 and 2025, respectively.
There were contract liability balances of $48.2 million and $36.8 million as of September 30, 2025 and 2024, respectively. Of these balances, Digi recognized $36.8 million and $22.5 million as revenue in the nine months ended June 30, 2026 and 2025, respectively.
Remaining Performance Obligation
As of June 30, 2026, we had approximately $240.1 million of remaining performance obligations on contracts with an original duration of one year or more. We expect to recognize revenue on approximately $121.3 million of remaining performance obligations over the next 12 months. We expect to recognize revenue from the remaining performance obligations over a range of two to five years.

9. INCOME TAXES
Our income tax expense was $11.3 million for the nine months ended June 30, 2026. Included in this was a net tax benefit of $1.0 million discretely related to the nine months ended June 30, 2026.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is (in thousands):

Unrecognized tax benefits as of September 30, 2025	$4,312
Increases related to:
Prior year income tax positions	9
Decreases related to:
Settlements	(32)
Expiration of statute of limitations	(143)
Unrecognized tax benefits as of June 30, 2026	$4,146
The total amount of unrecognized tax benefits at June 30, 2026 that, if recognized, would affect our effective tax rate was $4.0 million, after considering the impact of interest and deferred benefit items. We expect that the total amount of unrecognized tax benefits will decrease by approximately $0.6 million over the next 12 months.
10. PRODUCT WARRANTY OBLIGATION
The following tables summarize the activity associated with the product warranty accrual (in thousands) and is included on our condensed consolidated balance sheets within other current liabilities and other noncurrent liabilities:

	Three months ended June 30,
	2026	2025
Balance at beginning of period	$6,183	$1,104
Warranties accrued*	164	197
Net settlements	(270)	(68)
Balance at end of period	$6,077	$1,233

	Nine months ended June 30,
	2026	2025
Balance at beginning of period	$1,247	$933
Warranties accrued*	5,409	584
Settlement made	(579)	(284)
Balance at end of period	$6,077	$1,233
*Warranties accrued in the three and nine months ended June 30, 2026 include $2.0 million and $3.0 million of current and noncurrent liabilities, respectively, relating to a purchase accounting adjustment for our Jolt acquisition (See Note 2).

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
The following table shows the supplemental balance sheet information related to our leases (in thousands):

	Balance Sheet Location	June 30, 2026	September 30, 2025
Assets
Operating leases	Operating lease right-of-use assets	$7,220	$8,430
Total lease assets		$7,220	$8,430

Liabilities
Operating leases	Current portion of operating lease liabilities	$2,263	$3,361
Operating leases	Operating lease liabilities	7,995	8,671
Total lease liabilities		$10,258	$12,032
The following were the components of our lease cost which is recorded in both cost of goods sold and selling, general and administrative expense (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Operating lease cost	$851	$803	$2,650	$2,519
Variable lease cost	291	318	947	935
Short-term lease cost	41	30	168	88
Total lease cost	$1,183	$1,151	$3,765	$3,542
At June 30, 2026, the weighted average remaining lease term of our operating leases was 4.9 years and the weighted average discount rate for these leases was 4.6%.

11. LEASES (CONTINUED)
The table below reconciles the undiscounted cash flows for each of the first five years as well as all the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2026 (in thousands):

Fiscal year	Amount
2026 (three months)	$955
2027	2,348
2028	2,113
2029	2,056
2030	1,880
2031	1,519
Thereafter	467
Total future undiscounted lease payments	11,338
Less imputed interest	(1,080)
Total reported lease liability	$10,258
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
13. STOCK-BASED COMPENSATION
Stock-based awards granted in the nine months ended June 30, 2026 and 2025 were granted under the Digi International Inc. 2021 Omnibus Incentive Plan (as amended and restated, the "2021 Plan"). Shares subject to awards under the 2021 Plan or any prior plans that are forfeited, canceled, returned to us for failure to satisfy vesting requirements, settled in cash or otherwise terminated without payment also will be available for grant under the 2021 Plan. The authority to grant options under the 2021 Plan and set other terms and conditions rests with the Compensation Committee of the Board of Directors.
As of June 30, 2026, there were approximately 2,667,883 shares available for future grants under the 2021 Plan.
Cash received from the exercise of stock options was $6.8 million and $3.1 million for the nine months ended June 30, 2026 and 2025, respectively.
Our equity plans and corresponding forms of award agreements generally have provisions allowing employees to elect to satisfy tax withholding obligations through the delivery of shares. When employees make this election, we retain a portion of shares issuable under the award. Tax withholding obligations are otherwise fulfilled by the employee paying cash to us for the withholding. During the nine months ended June 30, 2026 and 2025, our employees forfeited 174,110 shares and 109,516 shares, respectively, in order to satisfy withholding tax obligations of $11.3 million and $3.5 million, respectively. We sponsor an Employee Stock Purchase Plan as amended and restated as of December 10, 2019, October 29, 2013, December 4, 2009 and November 27, 2006 (the "ESPP"), covering all domestic employees with at least 90 days of continuous service and who are customarily employed at least 20 hours per week. The ESPP allows eligible participants the right to purchase common stock on a quarterly basis at the lower of 85% of the market price at the beginning or end of each three-month offering period. The most recent amendments to the ESPP, ratified by our stockholders on January 29, 2020, increased the total number of shares that may be purchased under the ESPP to 3,425,000. ESPP contributions by employees were $2.3 million and $1.7 million for the nine months ended June 30, 2026 and 2025. Pursuant to the ESPP, 61,939 and 70,976 common shares were issued to employees during the nine months ended June 30, 2026 and 2025, respectively. Shares are issued under the ESPP from treasury stock. As of June 30, 2026, 214,764 common shares were available for future issuances under the ESPP.

13. STOCK-BASED COMPENSATION (CONTINUED)
The following table shows stock-based compensation expense that is included in the consolidated results of operations (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2026	2025	2026	2025
Cost of sales	$240	$199	$675	$588
Sales and marketing	1,659	1,316	4,722	3,935
Research and development	760	604	1,966	1,761
General and administrative	2,258	1,755	6,048	5,094
Stock-based compensation before income taxes	4,917	3,874	13,411	11,378
Income tax benefit	(1,067)	(836)	(2,897)	(2,437)
Stock-based compensation after income taxes	$3,850	$3,038	$10,514	$8,941
Stock Options
The following table summarizes our stock option activity (in thousands, except per common share amounts):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance on September 30, 2025	857	$21.66
Granted	54	41.61
Exercised	(578)	19.70
Forfeited / Canceled	(10)	28.10
Balance on June 30, 2026	323	$28.28	3.7	$6,443

Exercisable on June 30, 2026	205	$24.36	2.7	$4,891
(1) The aggregate intrinsic value represents the total pre-tax intrinsic value, based on our closing stock price of $74.95 as of June 30, 2026, which would have been received by the option holders had all option holders exercised their options as of that date.
The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The total intrinsic value of all options exercised during the nine months ended June 30, 2026 and 2025 was $16.2 million and $9.6 million, respectively.
The following table shows the weighted average fair value, which was determined based upon the fair value of each option on the grant date utilizing the Black-Scholes option-pricing model and the related assumptions:

	Nine months ended June 30,
	2026	2025
Weighted average per option grant date fair value	$21.20	$16.23
Assumptions used for option grants:
Risk free interest rate	3.62% - 4.16%	4.31% - 4.38%
Expected term	6.00 years	6.00 years
Expected volatility	43% - 49%	48%
Weighted average volatility	49%	48%
Expected dividend yield	—	—

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
As of June 30, 2026, the total unrecognized compensation cost related to non-vested stock options was $1.9 million and the related weighted average period over which it is expected to be recognized is approximately 2.0 years.
Non-vested Stock Units
The following table presents a summary of our non-vested restricted stock units and performance stock units as of June 30, 2026 and changes during the nine months then ended (in thousands, except per common share amounts):

	RSUs		PSUs
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Nonvested on September 30, 2025	966	$31.99	324	$31.71
Granted	464	42.08	270	40.90
Vested	(376)	32.60	(83)	32.02
Canceled	(45)	36.92	(40)	40.66
Nonvested on June 30, 2026	1,009	$36.19	471	$36.15
As of June 30, 2026, the total unrecognized compensation cost related to non-vested restricted stock units and performance stock units was $28.8 million and $1.6 million, respectively. The related weighted average period over which these costs are expected to be recognized was approximately 2.1 years and 0.3 years, respectively.

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
Forward-Looking Statements
This report contains "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on management’s current expectations and assumptions. These statements often can be identified by the use of forward-looking terminology such as "assume," "believe," "continue," "estimate," "expect," "intend," "may," "remain," "plan," "potential," "project," "should," or "will" or the negative thereof or other variations thereon or similar terminology. Among other items, these statements relate to expectations of the business environment in which Digi operates, projections of future performance, including but not limited to expectations regarding the Company’s profitability and net cash position, inventory levels, perceived marketplace opportunities, debt repayments, attributions of actual or potential acquisitions and statements regarding our mission and vision. Such statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions. Among others, these include risks related to our ability to realize synergies and operating benefits from completed acquisitions (like our recent acquisitions of Jolt completed in August 2025, and Particle completed in January 2026), ongoing and varying inflationary and deflationary pressures around the world and the monetary, fiscal and trade policies of governments globally as well as present and ongoing concerns about a potential economic slowdown, the potential for longer than expected sales cycles, the ability of companies like us to operate a global business in such conditions as well as negative effects on product demand and the financial solvency of customers and suppliers in such conditions, risks related to ongoing supply chain challenges, regulatory risks that include, but are not limited to, the potential expansion of tariffs and potential changes to regulations impacting the functionality or compliance of our products, risks related to cybersecurity, data breaches and data privacy, risks arising from military conflicts such as those in Ukraine, the Middle East,and geopolitical tensions including those involving China and Taiwan, the highly competitive market in which we operate, rapid changes in technologies that may displace products sold by us, declining prices of networking products, our reliance on distributors and other third parties to sell our products, the potential for significant purchase orders to be canceled or changed, delays in product development efforts, uncertainty in user acceptance of our products, the ability to integrate our products and services with those of other parties in a commercially accepted manner, potential liabilities that can arise if any of our products have design or manufacturing defects, our ability to defend or settle satisfactorily any litigation, the impact of natural disasters and other events beyond our control that could negatively impact our supply chain and customers, potential unintended consequences associated with restructuring, reorganizations or other similar business initiatives that may impact our ability to retain important employees or otherwise impact our operations in unintended and adverse ways, and changes in our level of revenue or profitability which can fluctuate for many reasons beyond our control.
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
We utilize many financial, operational, and other metrics to evaluate our financial condition and financial performance. Below we highlight the metrics for the third quarter of fiscal 2026 that we feel are most important in these evaluations, with comparisons to the third quarter of fiscal 2025:
•Revenue was $139 million, an increase of 29%.

•Gross profit margin was 64.8%, an increase of 130 basis points.

•Operating margin was 16.5%, an increase of 260 basis points.

•Net income was $16 million, an increase of 54%.

•Net income per diluted share was $0.40, an increase of 48%.

•Adjusted net income was $29 million, an increase of 50%.

•Adjusted net income per diluted share was $0.75, an increase of 47%.

•Adjusted EBITDA was $40 million, an increase of 47%.

•Annualized Recurring Revenue ("ARR") was $191 million at quarter end, an increase of 52%.

(1) Fiscal 2026 results include the results of Jolt Software, Inc. ("Jolt") for the full quarter and nine-month period and Particle Industries, Inc. ("Particle") following the January 2026 acquisition date. Fiscal 2025 results include Jolt for the period following the August acquisition date and do not include Particle.

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
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth selected information derived from our interim condensed consolidated statements of operations:

	Three months ended June 30,				% incr.
($ in thousands)	2026		2025		(decr.)
Revenue	$138,670	100.0%	$107,514	100.0%	29.0%
Cost of sales	48,744	35.2	39,246	36.5	24.2
Gross profit	89,926	64.8	68,268	63.5	31.7
Operating expenses	67,031	48.3	53,345	49.6	25.7
Operating income	22,895	16.5	14,923	13.9	53.4
Other expense, net	(1,637)	(1.2)	(963)	(0.9)	70.0
Income before income taxes	21,258	15.3	13,960	13.0	52.3
Income tax expense	5,518	3.9	3,717	3.5	48.5
Net income	$15,740	11.4%	$10,243	9.5%	53.7

	Nine months ended June 30,				% incr.
($ in thousands)	2026		2025		(decr.)
Revenue	$391,875	100.0%	$315,883	100.0%	24.1%
Cost of sales	141,883	36.2	118,284	37.4	20.0
Gross profit	249,992	63.8	197,599	62.6	26.5
Operating expenses	193,698	49.4	155,590	49.3	24.5
Operating income	56,294	14.4	42,009	13.3	34.0
Other expense, net	(6,208)	(1.6)	(4,605)	(1.5)	34.8%
Income before income taxes	50,086	12.8	37,404	11.8	33.9
Income tax expense	11,332	2.9	6,581	2.0	72.2
Net income	$38,754	9.9%	$30,823	9.8%	25.7
NM means not meaningful

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
REVENUE BY SEGMENT

	Three months ended June 30,				% incr.
($ in thousands)	2026		2025		(decr.)
Revenue
IoT Products & Services	$99,793	72.0%	$80,032	74.4%	24.7%
IoT Solutions	38,877	28.0	27,482	25.6	41.5
Total revenue	$138,670	100.0%	$107,514	100.0%	29.0%

	Nine months ended June 30,				% incr.
	2026		2025		(decr.)
Revenue
IoT Products & Services	$279,778	71.4%	$235,638	74.6%	18.7%
IoT Solutions	112,097	28.6	80,245	25.4	39.7
Total revenue	$391,875	100.0%	$315,883	100.0%	24.1%
IoT Products & Services
IoT Products & Services revenue increased $19.8 million for the three months ended June 30, 2026, as compared to the same period in the prior fiscal year. This consisted of a $12.4 million increase in one-time sales and $7.4 million of recurring revenue growth, with no material impact from pricing. A significant majority of the increase in revenue was driven by organic growth from increased customer demand and supported by the Particle acquisition.

IoT Products & Services revenue increased $44.1 million for the nine months ended June 30, 2026, as compared to the same period in the prior fiscal year. This consisted of a $29.0 million increase in one-time sales and $15.1 million of recurring revenue growth, with no material impact from pricing. A significant majority of the increase in revenue was driven by organic growth from increased customer demand and supported by the Particle acquisition.
IoT Solutions
IoT Solutions revenue increased $11.4 million for the three months ended June 30, 2026, as compared to the same period in the prior fiscal year. The increase consisted of an $8.9 million increase in recurring revenue and a $2.5 million increase in one-time sales, with the significant majority of both driven by the Jolt acquisition.

IoT Solutions revenue increased $31.9 million for the nine months ended June 30, 2026, as compared to the same period in the prior fiscal year. The increase consisted of a $24.4 million increase in recurring revenue and a $7.5 million increase in one-time sales, with the significant majority of both driven by the Jolt acquisition.
ARR
ARR was $191 million as of June 30, 2026, compared to $126 million as of June 30, 2025. IoT Products & Services ARR was $60 million as of June 30, 2026, compared to $30 million as of June 30, 2025. This increase was driven primarily by the acquisition of Particle and supported by growth in the subscription base across remote management platforms, extended warranty offerings and technical support. IoT Solutions ARR was $131 million as of June 30, 2026, compared to $96 million as of June 30, 2025, driven by the acquisition of Jolt, as well as growth in our existing Solutions businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
COST OF GOODS SOLD AND GROSS PROFIT
Below are cost of goods sold and gross profit as a percentage of their respective total revenue:

	Three months ended June 30,				Basis point
($ in thousands)	2026		2025		inc. (decr.)
Cost of sales	$48,744	35.2%	$39,246	36.5%	(130)
Gross profit	$89,926	64.8%	$68,268	63.5%	130

	Nine months ended June 30,				Basis point
($ in thousands)	2026		2025		inc. (decr.)
Cost of sales	$141,883	36.2%	$118,284	37.4%	(120)
Gross profit	$249,992	63.8%	$197,599	62.6%	120
Gross profit margin of 64.8% increased 130 basis points in the third quarter of fiscal 2026 as compared to the third quarter of the prior fiscal year. This increase was the result of heightened inventory-related costs in the prior year that did not repeat.
Gross profit margin of 63.8% increased 120 basis points in the nine months ended June 30, 2026, as compared to the same period in the prior fiscal year. The majority of this increase was the result of heightened inventory-related costs in the prior year that did not repeat, with a lesser impact from favorable product margin mix.
OPERATING EXPENSES
Below are our operating expenses and operating expenses as a percentage of total revenue:

	Three months ended June 30,				$	%
($ in thousands)	2026		2025		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$29,061	21.0%	$23,019	21.4%	$6,042	26.2%
Research and development	20,325	14.7	16,227	15.1	4,098	25.3
General and administrative	17,645	12.6	14,099	13.1	3,546	25.2
Total operating expenses	$67,031	48.3%	$53,345	49.6%	$13,686	25.7%

	Nine months ended June 30,				$	%
($ in thousands)	2026		2025		incr. (decr.)	incr. (decr.)
Operating Expenses
Sales and marketing	$82,564	21.1%	$66,817	21.2%	$15,747	23.6%
Research and development	56,759	14.5	46,579	14.7	10,180	21.9
General and administrative	54,375	13.8	42,194	13.4	12,181	28.9
Total operating expenses	$193,698	49.4%	$155,590	49.3%	$38,108	24.5%

The $13.7 million increase in operating expenses for the three months ended June 30, 2026, as compared to the same period in the prior fiscal year, was due to a $9.2 million increase in labor expense and a $4.5 million increase in non-labor expense. These increases were driven by incremental costs from Jolt and Particle, including an increase in amortization expense due to acquisition-related intangibles, and higher labor costs among existing employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The $38.1 million increase in operating expenses for the nine months ended June 30, 2026, as compared to the same period in the prior fiscal year, was due to a $25.4 million increase in labor expense and a $12.7 million increase in non-labor expense. These increases were driven by incremental costs from Jolt and Particle, including an increase in amortization expense due to acquisition-related intangibles, and higher labor costs among existing employees.
OPERATING INCOME

	Three months ended June 30,				Basis point increase (decrease)
($ in thousands)	2026		2025
Operating Income
IoT Products & Services	$16,784	16.8%	$12,181	15.2%	160
IoT Solutions	6,111	15.7%	2,742	10.0%	570
Total operating income	$22,895	16.5%	$14,923	13.9%	260

	Nine months ended June 30,				Basis point increase (decrease)
($ in thousands)	2026		2025
Operating Income
IoT Products & Services	$42,450	15.2%	$34,436	14.6%	60
IoT Solutions	13,844	12.4%	7,573	9.4%	300
Total operating income	$56,294	14.4%	$42,009	13.3%	110
IoT Products & Services
IoT Products & Services operating margin increased 160 basis points for the third quarter of fiscal 2026, as compared to the third quarter of fiscal 2025. This increase was primarily due to heightened inventory-related costs in the prior year that did not repeat and improved operating expense efficiencies as volume expanded at a greater rate than operating expenses.

IoT Products & Services operating margin increased 60 basis points for the nine months ended June 30, 2026, as compared to the same period in the prior fiscal year. This increase was due to heightened inventory-related costs in the prior year that did not repeat and favorable product margin mix, partially offset by an increase in amortization expense, due to the addition of acquisition-related intangibles.

IoT Solutions

IoT Solutions operating margin increased 570 basis points for the third quarter of fiscal 2026, as compared to the third quarter of fiscal 2025. This increase was the result of improved operating expense efficiencies as volume expanded at a greater rate than operating expenses.

IoT Solutions operating margin increased 300 basis points for the nine months ended June 30, 2026, as compared to the same period in the prior fiscal year. This increase was the result of improved operating margin efficiencies as volume expanded at a greater rate than operating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OTHER EXPENSE, NET
Below are our other expenses, net, and other expenses, net as a percentage of total revenue:

	Three months ended June 30,				$	%
($ in thousands)	2026		2025		incr. (decr.)	incr. (decr.)
Other expense, net
Interest expense, net	$(1,606)	(1.2)%	$(932)	(0.9)%	$(674)	72.3%
Other expense, net	(31)	—	(31)	—	—	—%
Total other expense, net	$(1,637)	(1.2)%	$(963)	(0.9)%	$(674)	70.0%

	Nine months ended June 30,				$	%
($ in thousands)	2026		2025		incr. (decr.)	incr. (decr.)
Other expense, net
Interest expense, net	$(6,129)	(1.6)%	$(4,562)	(1.5)%	$(1,567)	34.3%
Other expense, net	(79)	—	(43)	—	(36)	83.7%
Total other expense, net	$(6,208)	(1.6)%	$(4,605)	(1.5)%	$(1,603)	34.8%
Other expense, net, increased for the three and nine months ended June 30, 2026, as compared to the same periods in the prior fiscal year due to increased interest expense, as the amount of outstanding debt increased due to the acquisition of Particle in the second quarter of fiscal 2026.
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
We understand that there are material limitations on the use of non-GAAP measures. Non-GAAP measures are not substitutes for GAAP measures, such as net income, for the purpose of analyzing financial performance. The disclosure of these measures does not reflect all charges and gains that actually were recognized by Digi. These non-GAAP measures are not in accordance with, or an alternative for measures prepared in accordance with, generally accepted accounting principles and may be different from non-GAAP measures used by other companies or presented by us in prior reports. In addition, these non-GAAP measures are not based on any comprehensive set of accounting rules or principles. We believe that non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. We believe these measures should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures. Additionally, Adjusted EBITDA and Adjusted EBITDA Margin do not reflect our cash expenditures, the cash requirements for the replacement of depreciated and amortized assets, or changes in or cash requirements for our working capital needs.
We believe that providing historical and adjusted net income and adjusted net income per diluted share, respectively, exclusive of such items as reversals of tax reserves, discrete tax benefits, restructuring charges and reversals, intangible amortization, stock-based compensation, other non-operating income/expense and acquisition-related expenses related to acquisitions permits investors to compare results with prior periods that did not include these items. Management uses the aforementioned non-GAAP measures to monitor and evaluate ongoing operating results and trends and to gain an understanding of our comparative operating performance. In addition, certain of our stockholders have expressed an interest in seeing financial performance measures exclusive of the impact of these matters, which while important, are not central to the core operations of our business. Management believes that "Adjusted EBITDA", defined as EBITDA adjusted for stock-based compensation expense, acquisition-related expenses and restructuring charges and reversals, is useful to investors to evaluate our core operating results and financial performance because it excludes items that are significant non-cash or non-recurring items reflected in the Condensed Consolidated Statements of Operations. We believe that presenting Adjusted EBITDA as a percentage of revenue (i.e., Adjusted EBITDA Margin) is useful because it provides a reliable and consistent approach to measuring our performance year over year and in assessing our performance against that of other companies. We believe this information helps compare operating results and corporate performance exclusive of the impact of our capital structure and the method by which assets were acquired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Below are reconciliations from GAAP to non-GAAP information that we feel are important to our business:
Reconciliation of Net Income to Adjusted EBITDA
(In thousands)

	Three months ended June 30,				Nine months ended June 30,
	2026		2025		2026		2025
		% of total revenue		% of total revenue		% of total revenue		% of total revenue
Total revenue	$138,670	100.0%	$107,514	100.0%	$391,875	100.0%	$315,883	100.0%

Net income	$15,740		$10,243		$38,754		$30,823
Interest expense, net	1,606		932		6,129		4,562
Income tax provision	5,518		3,717		11,332		6,581
Depreciation and amortization	11,470		8,301		32,997		24,963
Stock-based compensation	4,917		3,874		13,411		11,378
Gain on asset sale	50		(181)		(150)		(181)
Restructuring charge	274		76		772		460
Acquisition expense, net	813		597		3,119		597
Adjusted EBITDA	$40,388	29.1%	$27,559	25.6%	$106,364	27.1%	$79,183	25.1%
Reconciliation of Net Income and Net Income per Diluted Share to
Adjusted Net Income and Adjusted Net Income per Diluted Share
(In thousands, except per share amounts)

	Three months ended June 30,				Nine months ended June 30,
	2026		2025		2026		2025
Net income and net income per diluted share	$15,740	$0.40	$10,243	$0.27	$38,754	$1.00	$30,823	$0.82
Amortization	8,166	0.21	5,241	0.14	23,243	0.60	16,241	0.43
Stock-based compensation expense	4,917	0.13	3,874	0.10	13,411	0.35	11,378	0.30
Other non-operating income	31	—	31	—	79	—	43	—
Acquisition expense, net	813	0.02	597	0.02	3,119	0.08	597	0.02
Loss (gain) on asset sale	50	—	(181)	—	(150)	—	(181)	—
Restructuring charge	274	0.01	76	—	772	0.02	460	0.01
Tax effect from the above adjustments (1)	(853)	(0.02)	(1,339)	(0.04)	(3,930)	(0.10)	(5,585)	(0.15)
Discrete tax benefits (2)	(22)	—	809	0.02	(1,040)	(0.03)	298	0.01
Adjusted net income and adjusted net income per diluted share (3)	$29,116	$0.75	$19,351	$0.51	$74,258	$1.92	$54,074	$1.44
Diluted weighted average common shares		38,919		37,653		38,646		37,623
(1)The tax effect from the above adjustments assumes an estimated effective tax rate of 18.0% for fiscal 2026 and fiscal 2025 based on adjusted net income.
(2)For the three and nine months ended June 30, 2026 and 2025, discrete tax benefits are a result of changes in excess tax benefits recognized on stock compensation.
(3)Adjusted net income per diluted share may not add due to the use of rounded numbers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES
Historically we have financed our operations and capital expenditures principally with funds generated from operations. In fiscal 2022 we issued debt to fund our acquisition of Ventus and in fiscal 2023 we extinguished the debt, replacing it with a revolving credit facility. We made draws on this credit facility to fund our acquisitions of Jolt in August 2025 and Particle in January 2026. Our liquidity requirements arise from our working capital needs, and, to a lesser extent, from our need to fund capital expenditures to support our current operations and facilitate growth and expansion.
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
We intend to continue to deleverage the Company's balance sheet.
Acquisitions remain a top capital priority for Digi as reflected by our acquisition of Particle announced on January 27.
We will continue to be disciplined in our approach and act when we believe an opportunity is appropriate to execute in the context of prevailing market conditions.
Below our condensed consolidated statements of cash flows for the nine months ended June 30, 2026 and 2025 are summarized:

	Nine months ended June 30,
($ in thousands)	2026	2025
Operating activities	$110,419	$79,958
Investing activities	(50,568)	(2,148)
Financing activities	(53,553)	(85,291)
Effect of exchange rate changes on cash and cash equivalents	(228)	75
Net increase (decrease) in cash and cash equivalents	$6,070	$(7,406)
Cash flows from operating activities increased $30.5 million. This was largely driven by a $11.4 million decrease in deferred income tax benefit in the first nine months of fiscal 2026, primarily relating to accelerated utilization of tax assets caused by the One Big Beautiful Bill Act, compared to a $2.5 million increase in the first nine months of fiscal 2025, a $7.9 million increase in net income, a $7.1 million increase in amortization expense and a smaller increase in stock based compensation expense.
Cash flows used for investing activities increased $48.4 million almost entirely caused by the net cash paid for the acquisition of Particle.
Cash flows used in financing activities decreased $31.7 million. This was driven by a $34.0 million draw on our revolving credit agreement to fund the acquisition of Particle, partially offset by an increase in debt payments in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations at June 30, 2026:

	Payments due by fiscal period
($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$11,338	$2,129	$4,315	$3,668	$1,226
Revolving loan	109,000	—	109,000	—	—
Total	$120,338	$2,129	$113,315	$3,668	$1,226
The operating leases included above primarily relate to office space. The table above does not include possible payments for uncertain tax positions. Our reserve for uncertain tax positions, including accrued interest and penalties, was $0.2 million as of June 30, 2026. Due to the nature of the underlying liabilities and the extended time often needed to resolve income tax uncertainties, we cannot make reliable estimates of the amount or timing of future cash payments that may be required to settle these liabilities. The table above also does not include those obligations for royalties under license agreements as these royalties are calculated based on future sales of licensed products and we cannot make reliable estimates of the amount of cash payments.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to ongoing market risk related to changes in interest rates and foreign currency exchange rates.
INTEREST RATE RISK
We are exposed to market risks related to fluctuations in interest rates on amounts borrowed under the Credit Facility. As of June 30, 2026, we had $109.0 million outstanding under our Revolving Loan. Borrowings under the Credit Facility bear interest at a rate per annum equal to Term SOFR with a floor of 0.00% for an interest period of one, three, or six months as selected by Digi, reset at the end of the selected interest period (or a replacement benchmark rate if Term SOFR is no longer available) plus the applicable margin or a base rate plus the applicable margin. The base rate is determined by reference to the highest of BMO’s prime rate, the rate determined by BMO to be the average rate of Federal funds in the secondary market plus 0.50%, or one-month SOFR plus 1.00%. The applicable margin for loans under the Credit Facility is in a range of 1.35% to 3.10% for Term SOFR loans and 0.35% to 2.10% for base rate loans, depending on Digi’s total net leverage ratio. Borrowings for October 2025 through February 2026 were made at Term SOFR for a one-month interest election period. Borrowings were made on a six-month interest election period after February 2026. Our weighted average Revolving Loan applicable margin was 1.35% as of June 30, 2026. Our weighted average interest rate for our Credit Facility was 4.95% as of June 30, 2026.
Digi bases the interest period election described above on a monthly assessment of the interest rate environment. Based on the balance sheet position for the Revolving Loan at June 30, 2026, the annualized effect of a 25 basis point change in interest rates would increase or decrease our interest expense by $0.3 million. For additional information, see Note 6 to our condensed consolidated financial statements. For our Credit Facility, interest rate changes generally do not affect the fair value of the debt instruments, but do impact future earnings and cash flows, assuming other factors are held constant. If interest rates remain elevated, we will continue to see interest expenses that are higher than historical amounts.

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
A 10% change in the average exchange rate for the Euro, British Pound, Australian Dollar and Canadian Dollar to the U.S. Dollar during the first nine months of fiscal 2026 would have resulted in a 0.9% increase or decrease in stockholders' equity due to foreign currency translation.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Artificial intelligence (“AI”) tools may enable threat actors to discover and exploit vulnerabilities in our products and infrastructure, and to conduct more sophisticated attacks, faster than we are able to respond.
Frontier AI models offered by major developers, as well as various open-source models that are more difficult for governments to regulate, are increasingly capable of automating vulnerability discovery, accelerating the development of exploits, and identifying security weaknesses across complex product portfolios at a speed and scale that was not previously achievable. Nation-state actors and other sophisticated threat actors may also use these AI tools to enhance or automate additional attack vectors, including AI-generated phishing and social engineering campaigns, deepfake-based impersonation, and agentic AI systems capable of executing multi-stage attacks, such as ransomware or extortion campaigns, with limited human involvement. We believe this represents a material change in the threat environment facing many companies, including those like ours that develop and sell networked hardware and software products.
Our product portfolio includes devices across a range of patchability profiles. Some products support over-the-air updates; others require full firmware replacement; others depend on OEM licensees to develop and distribute patches to end customers; and a legacy population of devices cannot be fully remediated through software updates at all. Our reliance on OEM licensees and other third parties to develop, test, and distribute patches may also expose us to additional supply-chain risk, as AI tools may similarly accelerate the discovery and exploitation of vulnerabilities in third-party components and dependencies that are outside our direct control. In an environment where the window between vulnerability identification and active exploitation may be materially shorter than it has historically been, our ability to respond to newly discovered vulnerabilities across all affected products and internal systems within committed timeframes cannot be guaranteed.
Several of our management platforms are cloud-based and operate at a layer above individual devices, aggregating access across many devices and customers. A security incident affecting any one of these platforms could affect multiple enterprise customers simultaneously, which is categorically different in scope and consequence from a device-level vulnerability. Our incident response protocols, contractual commitments, and insurance coverage may not fully account for this concentration risk, and any resulting fines, penalties, or damages may not be fully covered by our insurance policies.
The volume of vulnerabilities identified across our product lines and internal systems may also increase materially as AI-assisted discovery tools become more widely available to both security researchers and malicious actors. Our ability to triage, assess, and remediate vulnerabilities at elevated volume while meeting existing customer service-level agreement (SLA) commitments and regulatory reporting obligations (such as the EU Cyber Resilience Act reporting requirements effective September 2026) may be constrained by available internal resources and the architectural limitations described above. If we are unable to respond to vulnerabilities at the pace the current threat environment demands, we may face increased costs, customer attrition, contractual liability, regulatory investigations or actions, litigation, regulatory penalties, loss of revenue or profits, loss of customers or sales, and reputational harm.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents the information with respect to purchases made by or on behalf of Digi or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the third quarter of fiscal 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2026 - April 30, 2026	—	$—	—	$—
May 1, 2026 - May 31, 2026	6,425	62.72	—	—
June 1, 2026 - June 30, 2026	—	—	—	—
	6,425	$62.72	—	$—
(1)    All shares reported were forfeited by employees in connection with the satisfaction of tax withholding obligations related to the vesting of restricted stock units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

101
The following materials from Digi International Inc.'s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2026, as filed with the Securities and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Cash Flows; (v) Condensed Consolidated Statements of Stockholders' Equity; (vi) the Notes to the Condensed Consolidated Financial Statements; and (vii) the information set forth in Part II, Item 5.
Filed Electronically

104		The cover page from Digi International Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2026 is formatted in iXBRL (included in Exhibit 101).
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

DIGI INTERNATIONAL INC.
Date:	August 5, 2026	By:	/s/ James J. Loch
James J. Loch
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Officer)